Form 10-Q
period 2026-09-30
VIVMARK RESIDENTIAL; ERP OPERATING LTD PARTNERSHIP
filed 2026-11-09
CIK 906107, 931182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 1-12252 (Vivmark Residential)

Commission File Number: 0-24920 (ERP Operating Limited Partnership)

VIVMARK RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

(Exact name of registrant as specified in its charter)

Maryland (Vivmark Residential)	13-3675988 (Vivmark Residential)
Illinois (ERP Operating Limited Partnership)	36-3894853 (ERP Operating Limited Partnership)
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two North Riverside Plaza, Chicago, Illinois 60606	(312) 474-1300 or
4040 Wilson Blvd., Suite 1000, Arlington, Virginia 22203	(703) 329-6300
(Addresses of principal executive offices) (Zip Codes)	(Registrant’s telephone number, including area code)

Equity Residential (Vivmark Residential) / Not applicable (ERP Operating Limited Partnership)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares of Beneficial Interest, $0.01 Par Value (Vivmark Residential)	VMRK	New York Stock Exchange
7.57% Notes due August 15, 2026 (ERP Operating Limited Partnership)	N/A	N/A(1)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Vivmark Residential Yes ☒ No ☐	ERP Operating Limited Partnership Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Vivmark Residential Yes ☒ No ☐	ERP Operating Limited Partnership Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Vivmark Residential:

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

Vivmark Residential ☐	ERP Operating Limited Partnership ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Vivmark Residential Yes ☐ No ☒	ERP Operating Limited Partnership Yes ☐ No ☒

The number of VMRK Common Shares of Beneficial Interest, $0.01 par value, outstanding on October 30, 2026 was 774,798,545.

(1)
On August 17, 2026, in connection with ERP Operating Limited Partnership's repayment at maturity of all of its outstanding 7.57% Notes due August 15, 2026 (the "Notes"), New York Stock Exchange LLC filed a Form 25 with the U.S. Securities and Exchange Commission to complete the delisting of the Notes from The New York Stock Exchange, which delisting became effective on August 27, 2026. The deregistration of the Notes under Section 12(b) of the Act will be effective 90 days, or such shorter period as the U.S. Securities and Exchange Commission may determine, after filing of the Form 25.

EXPLANATORY NOTE

On August 17, 2026 (the "Merger Date"), AvalonBay Communities, Inc., a Maryland corporation ("AvalonBay"), Equity Residential, a Maryland real estate investment trust ("Equity Residential"), ERP Operating Limited Partnership, an Illinois limited partnership (“ERPOP”), and Canopy Merger Sub LLC, a Maryland limited liability company and a direct wholly owned subsidiary of Equity Residential (“Merger Sub”), completed the transactions contemplated by the Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, (i) AvalonBay contributed certain assets to ERPOP in exchange for units of partnership interest in ERPOP that had, in the aggregate, a value equal to the fair market value of such contributed assets (the "Asset Contribution") and (ii) following the Asset Contribution, AvalonBay merged with and into Merger Sub, with Merger Sub surviving as a direct, wholly owned subsidiary of Equity Residential (the “Merger”). Following the Merger, Equity Residential contributed all of the membership interests of Merger Sub to ERPOP, and Merger Sub then merged with and into ERPOP, with ERPOP continuing as the surviving entity. On the Merger Date, Equity Residential was renamed Vivmark Residential ("Vivmark"). At the effective time of the Merger, each outstanding share of AvalonBay common stock was automatically cancelled and converted into the right to receive 2.793 common shares ("Common Shares") of Vivmark (the “Exchange Ratio”), plus the right, if any, to receive cash in lieu of fractional Common Shares. As a result, former AvalonBay stockholders and Equity Residential shareholders owned approximately 51% and 49% of Vivmark, respectively. The Merger was accounted for as a reverse acquisition, whereby Equity Residential was the legal acquirer and AvalonBay was the accounting acquirer. As a result, the Company’s historical financial statements for periods before the Merger Date are those of AvalonBay and share and per share amounts for those periods have been retroactively adjusted to reflect the Exchange Ratio.

This report combines the reports on Form 10-Q for the quarterly period ended September 30, 2026 of Vivmark and ERPOP. Equity Residential’s results of operations are included only from the Merger Date. Unless stated otherwise or the context otherwise requires, references to the “Company,” “we,” “us” or “our” mean collectively Vivmark, ERPOP and the entities and subsidiaries owned or controlled by Vivmark and/or ERPOP. References to the “Operating Partnership” mean collectively ERPOP and the entities and subsidiaries owned or controlled by ERPOP. The following chart illustrates the Company’s and the Operating Partnership’s corporate structure:

Vivmark is the sole general partner of ERPOP (“General Partner”) and, as of September 30, 2026, owned an approximate 98.7% ownership interest in ERPOP. References to "General Partner Capital" and "General Partner Units" represent Vivmark's ownership interest in ERPOP. Approximately 1.3% is owned by ERPOP's limited partners ("Limited Partners"). References to "Limited Partner Capital" and "Limited Partner Units" represent Limited Partners' interests in ERPOP. As the General Partner, Vivmark has exclusive control of ERPOP’s day-to-day management. Management operates Vivmark and ERPOP as one business, and the officers who manage Vivmark also manage ERPOP.

Vivmark and ERPOP are structured as an umbrella partnership REIT (“UPREIT”). Vivmark contributes the net proceeds from its equity offerings to ERPOP. In exchange, Vivmark receives partnership interests in ERPOP (“OP Units”) equal in number to the Common Shares issued, or, for any preferred share offerings, preference units with economic terms substantially the same as the related preferred shares. The UPREIT structure allows ERPOP to acquire communities in exchange for OP Units, which may, in certain circumstances, allow sellers to defer some or all of the taxable income or gain they would otherwise recognize on the sale. Under ERPOP’s partnership agreement, Limited Partners may tender their OP Units for redemption for Common Shares on a one-for-one basis or, at Vivmark’s election, cash. Under ERPOP’s partnership agreement, Vivmark and ERPOP maintain a one-for-one relationship between the OP Units held by Vivmark and Vivmark’s outstanding Common Shares.

The Company believes that combining the reports on Form 10-Q of Vivmark and ERPOP into this single report provides the following benefits:

• enhances investors’ understanding of Vivmark and the Operating Partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business;

• eliminates duplicative disclosure and provides a more streamlined and readable presentation since a substantial portion of the disclosure applies to both Vivmark and the Operating Partnership; and

• creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.

All of the Company’s community ownership, operations, development, redevelopment and any other activity are conducted through the Operating Partnership, which holds the Company’s assets, including its interests in joint ventures, and has no publicly traded equity. Vivmark’s primary function is acting as the General Partner of ERPOP. Vivmark has no assets or liabilities other than its investment in ERPOP, and it has no indebtedness because all debt is incurred by the Operating Partnership. Other than the net proceeds from Vivmark’s equity offerings, which Vivmark is obligated to contribute to ERPOP in exchange for OP Units or preference units, the Operating Partnership generates the capital required by the business. Its sources include working capital, net cash provided by operating activities, borrowings under its Unsecured Revolving Credit Facilities and Commercial Paper Program (see definitions in Note 7, "Debt" of the Consolidated Financial Statements), issuances of secured and unsecured debt and partnership interests, and proceeds from dispositions of communities and joint venture interests.

The main differences between the consolidated financial statements of the Company and those of the Operating Partnership are in shareholders’ equity, partners’ capital, noncontrolling interests, and per-share versus per-unit earnings. Vivmark issues Common Shares and preferred shares, while ERPOP issues OP Units and preference units. Limited Partners’ OP Units are presented as noncontrolling interests in the Company’s financial statements and as Limited Partner Capital in the Operating Partnership’s financial statements. In both sets of statements, noncontrolling interests include unaffiliated partners’ interests in consolidated partnerships.

To help investors understand these differences, this report provides separate consolidated financial statements for the Company and the Operating Partnership; a single set of notes that includes separate discussions of each entity’s noncontrolling interests, shareholders’ equity or partners’ capital, and earnings per share or per unit; and a combined Management’s Discussion and Analysis of Financial Condition and Results of Operations that includes discrete information for each entity.

Sections of this report that apply to only Vivmark or only the Operating Partnership refer to that entity specifically. Sections that combine disclosure for both entities generally describe actions, holdings and obligations as those of the Company. Although the Operating Partnership, directly or through its subsidiaries, generally enters into contracts and joint ventures and holds the assets and debt, management operates Vivmark and the Operating Partnership as one business, and conducts that business through the Operating Partnership.

This report also includes separate Part I, Item 4, Controls and Procedures, sections and separate Exhibit 31 and 32 certifications for each of the Company and the Operating Partnership, as required by Rules 13a-14 and 13a-15 or Rules 15d-14 and 15d-15, as applicable, of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and 18 U.S.C. §1350.

As the General Partner of ERPOP, Vivmark consolidates ERPOP for financial reporting purposes, and Vivmark has no assets or liabilities other than its investment in ERPOP. Therefore, the assets and liabilities of the Company and the Operating Partnership are the same on their respective financial statements. The separate discussions of Vivmark and the Operating Partnership in this report should be read in conjunction with each other to understand the consolidated results of the Company and how management operates it.

VIVMARK RESIDENTIAL

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except for share amounts)

(Unaudited)

	September 30,	December 31,
	2026	2025
ASSETS
Operating real estate	$61,109,854	$27,709,945
Less accumulated depreciation	(9,898,933)	(8,686,084)
Operating real estate, net	51,210,921	19,023,861
Construction in progress ("CIP"), including land	1,689,500	1,458,795
Land held for development	133,943	123,751
Real estate assets held for sale, net	166,642	150,262
Total real estate, net	53,201,006	20,756,669

Unconsolidated real estate investments and advances	448,162	123,173
Cash and cash equivalents	111,876	187,234
Restricted cash	275,828	165,849
Deferred development costs	74,161	73,237
Right of use lease assets	690,130	147,537
Notes receivable, net	310,208	259,051
Prepaid expenses and other assets	867,925	479,387
Total assets	$55,979,296	$22,192,137

LIABILITIES AND EQUITY
Liabilities:
Unsecured debt, net	$13,941,316	$7,879,380
Line of credit and commercial paper, net	1,021,255	739,608
Mortgage notes payable, net	2,039,437	709,564
Distributions payable	552,975	250,548
Lease liabilities	415,652	165,200
Accounts payable and accrued expenses	1,198,928	480,120
Other liabilities	221,723	133,400
Total liabilities	19,391,286	10,357,820

Commitments and contingencies

Redeemable Noncontrolling Interests – Operating Partnership	169,781	—
Equity:
Shareholders' equity:
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized; 343,100 shares issued and outstanding as of September 30, 2026 and 0 shares issued and outstanding as of December 31, 2025	17,155	—
Common Shares of beneficial interest, $0.01 par value; 2,000,000,000 shares authorized; 773,374,666 shares issued and outstanding as of September 30, 2026 and 391,245,275 shares issued and outstanding as of December 31, 2025	7,734	3,912
Additional paid-in-capital	36,813,105	11,209,785
Retained earnings (loss)	(1,038,322)	371,157
Accumulated other comprehensive income (loss)	57,580	26,486
Total shareholders’ equity	35,857,252	11,611,340
Noncontrolling interests:
Operating Partnership and DownREIT Units	459,750	222,977
Partially Owned Communities	101,227	—
Total noncontrolling interests	560,977	222,977
Total equity	36,418,229	11,834,317
Total liabilities and equity	$55,979,296	$22,192,137

See accompanying notes

VIVMARK RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
REVENUES
Rental income	$1,193,530	$764,926	$2,737,962	$2,267,665
Management, development and other fees	1,954	1,870	5,568	5,204
Total revenues	1,195,484	766,796	2,743,530	2,272,869

EXPENSES
Property operating, excluding property taxes	245,277	164,342	559,223	464,748
Property taxes	147,492	89,749	327,715	257,611
Property management	56,273	39,062	136,471	116,653
General and administrative	118,308	22,052	167,521	64,828
Expensed development and pursuit costs	5,017	1,392	16,042	8,629
Transaction costs	464,321	—	476,688	—
Depreciation	897,976	230,371	1,364,056	679,989
Interest expense	123,791	68,172	268,652	197,933
Casualty and impairment loss	2,374	—	6,993	858
Total expenses	2,060,829	615,140	3,323,361	1,791,249

Gain (loss) on sale of communities	108,304	180,155	287,877	336,081
Income (loss) from unconsolidated real estate investments	(5,811)	137	(6,286)	552
Non-operating gains (losses)	3,593	42,454	5,516	43,849
Other income (expense), net	11,446	9,594	29,933	27,740
Income (loss) before income taxes	(747,813)	383,996	(262,791)	889,842
Tax benefit (expense)	672	166	832	772
Net income (loss)	(747,141)	384,162	(261,959)	890,614
Net (income) loss attributable to noncontrolling interests:
Operating Partnership and DownREIT Units	11,027	(2,856)	7,294	(4,046)
Partially Owned Communities	966	—	966	—
Net income (loss) attributable to controlling interests	(735,148)	381,306	(253,699)	886,568
Preferred distributions	(355)	—	(355)	—
Net income (loss) available to Common Shares	$(735,503)	$381,306	$(254,054)	$886,568

Earnings per share – basic:
Net income (loss) available to Common Shares	$(1.27)	$0.96	$(0.56)	$2.23
Weighted average Common Shares outstanding	581,369	396,855	455,953	396,977

Earnings per share – diluted:
Net income (loss) available to Common Shares	$(1.27)	$0.96	$(0.57)	$2.23
Weighted average Common Shares outstanding	585,438	397,934	457,324	398,032

See accompanying notes

VIVMARK RESIDENTIAL

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Comprehensive income (loss):
Net income (loss)	$(747,141)	$384,162	$(261,959)	$890,614
Other comprehensive income (loss):
Gain (loss) on cash flow hedges	19,462	36	33,214	(5,824)
Cash flow hedge (gains) losses reclassified to earnings	(778)	(1,423)	(2,028)	(2,266)
Other comprehensive income (loss)	18,684	(1,387)	31,186	(8,090)
Comprehensive income (loss)	(728,457)	382,775	(230,773)	882,524
Comprehensive (income) loss attributable to noncontrolling interests	11,993	(2,856)	8,260	(4,046)
Comprehensive income (loss) attributable to controlling interests	$(716,464)	$379,919	$(222,513)	$878,478

See accompanying notes

VIVMARK RESIDENTIAL

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in thousands except per share data)

(Unaudited)

	Preferred Shares	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2025	$—	$3,912	$11,209,785	$371,157	$26,486	$11,611,340	$222,977	$11,834,317
Net income (loss)	—	—	—	325,730	—	325,730	2,560	328,290
Gain on cash flow hedges, net	—	—	—	—	6,526	6,526	50	6,576
Cash flow hedge gains reclassified to earnings	—	—	—	—	(559)	(559)	(4)	(563)
Dividends declared ($0.64 per Common Share)	—	—	—	(248,883)	—	(248,883)	(1,887)	(250,770)
Issuance of Common Shares, net of withholdings	—	6	(13,169)	371	—	(12,792)	—	(12,792)
Repurchase of Common Shares, including repurchase costs	—	(34)	(89,701)	(108,745)	—	(198,480)	—	(198,480)
Amortization of deferred compensation	—	—	8,043	—	—	8,043	—	8,043
Balance at March 31, 2026	$—	$3,884	$11,114,958	$339,630	$32,453	$11,490,925	$223,696	$11,714,621
Net income (loss)	—	—	—	155,720	—	155,720	1,173	156,893
Gain on cash flow hedges, net	—	—	—	—	7,125	7,125	53	7,178
Cash flow hedge gains reclassified to earnings	—	—	—	—	(682)	(682)	(5)	(687)
Redemption of DownREIT Units	—	—	2,656	—	—	2,656	(16,925)	(14,269)
Dividends declared ($0.64 per Common Share)	—	—	—	(253,212)	—	(253,212)	(1,745)	(254,957)
Issuance of Common Shares, net of withholdings	—	78	608,108	50	—	608,236	—	608,236
Amortization of deferred compensation	—	—	11,643	—	—	11,643	—	11,643
Balance at June 30, 2026	$—	$3,962	$11,737,365	$242,188	$38,896	$12,022,411	$206,247	$12,228,658
Net income (loss)	—	—	—	(735,148)	—	(735,148)	(11,993)	(747,141)
Merger with Equity Residential	17,155	3,744	24,669,309	—	—	24,690,208	528,811	25,219,019
Gain on cash flow hedges, net	—	—	—	—	19,462	19,462	—	19,462
Cash flow hedge gains reclassified to earnings	—	—	—	—	(778)	(778)	—	(778)
Conversion of OP Units into Common Shares	—	—	764	—	—	764	(764)	—
Redemption of DownREIT Units	—	—	344	—	—	344	(3,376)	(3,032)
Dividends declared ($0.7025 per Common Share) and other distributions	—	—	—	(545,376)	—	(545,376)	(10,256)	(555,632)
Issuance of Common Shares, net of withholdings	—	28	225,305	14	—	225,347	—	225,347
Issuance of restricted units to noncontrolling interests	—	—	—	—	—	—	42	42
Adjustment for noncontrolling interests ownership in Operating Partnership	—	—	153,030	—	—	153,030	(153,030)	—
Change in market value of Redeemable Noncontrolling Interests – Operating Partnership	—	—	14,558	—	—	14,558	—	14,558
Supplemental Executive Retirement Plan (SERP)	—	—	(8,313)	—	—	(8,313)	—	(8,313)
Amortization of deferred compensation	—	—	22,645	—	—	22,645	5,296	27,941
Deferred offering costs	—	—	(1,902)	—	—	(1,902)	—	(1,902)
Balance at September 30, 2026	$17,155	$7,734	$36,813,105	$(1,038,322)	$57,580	$35,857,252	$560,977	$36,418,229

See accompanying notes

VIVMARK RESIDENTIAL

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

(Amounts in thousands except per share data)

(Unaudited)

	Preferred Shares	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2024	$—	$3,972	$11,311,566	$591,250	$34,304	$11,941,092	$—	$11,941,092
Net income attributable to controlling interests	—	—	—	236,597	—	236,597	—	236,597
Loss on cash flow hedges, net	—	—	—	—	(3,597)	(3,597)	—	(3,597)
Cash flow hedge gains reclassified to earnings	—	—	—	—	(273)	(273)	—	(273)
Dividends declared to common shareholders ($0.63 per Common Share)	—	—	—	(250,265)	—	(250,265)	—	(250,265)
Issuance of Common Shares, net of withholdings	—	3	(14,373)	(1,096)	—	(15,466)	—	(15,466)
Amortization of deferred compensation	—	—	8,195	—	—	8,195	—	8,195
Balance at March 31, 2025	$—	$3,975	$11,305,388	$576,486	$30,434	$11,916,283	$—	$11,916,283
Net income	—	—	—	268,665	—	268,665	1,190	269,855
Loss on cash flow hedges, net	—	—	—	—	(2,263)	(2,263)	—	(2,263)
Cash flow hedge gains reclassified to earnings	—	—	—	—	(570)	(570)	—	(570)
Issuance of DownREIT Units	—	—	—	—	—	—	222,653	222,653
Dividends declared to noncontrolling interests ($0.43 per Common Share)	—	—	—	—	—	—	(1,264)	(1,264)
Dividends declared to common shareholders ($0.63 per Common Share)	—	—	—	(249,610)	—	(249,610)	—	(249,610)
Issuance of Common Shares, net of withholdings	—	—	2,676	(6)	—	2,670	—	2,670
Amortization of deferred compensation	—	—	12,544	—	—	12,544	—	12,544
Balance at June 30, 2025	$—	$3,975	$11,320,608	$595,535	$27,601	$11,947,719	$222,579	$12,170,298
Net income	—	—	—	381,306	—	381,306	2,856	384,162
Gain on cash flow hedges	—	—	—	—	36	36	—	36
Cash flow hedge gains reclassified to earnings	—	—	—	—	(1,423)	(1,423)	—	(1,423)
Dividends declared to noncontrolling interests ($0.63 per Common Share)	—	—	—	—	—	—	(1,855)	(1,855)
Dividends declared to common shareholders ($0.63 per Common Share)	—	—	—	(248,227)	—	(248,227)	—	(248,227)
Issuance of Common Shares, net of withholdings	—	—	49	11	—	60	—	60
Repurchase of Common Shares, including repurchase costs	—	(22)	(62,097)	(89,727)	—	(151,846)	—	(151,846)
Amortization of deferred compensation	—	—	10,290	—	—	10,290	—	10,290
Balance at September 30, 2025	$—	$3,953	$11,268,850	$638,898	$26,214	$11,937,915	$223,580	$12,161,495

See accompanying notes

VIVMARK RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(261,959)	$890,614
Depreciation	1,364,056	679,989
Amortization of deferred financing costs and debt discount	22,249	10,173
Amortization of stock-based compensation	38,406	21,268
Equity in income (loss) of, and return on, unconsolidated investments	13,676	6,515
Abandonment of development pursuits	13,374	8,629
Casualty and impairment loss	4,130	858
Non-operating (gains) losses	(4,963)	(39,509)
Loss on extinguishment of debt	2,028	—
Cash flow hedge gains reclassified to earnings	(1,583)	(912)
(Gain) loss on sale of real estate assets	(287,877)	(340,150)
(Increase) decrease in prepaid expenses and other assets	(69,094)	(35,365)
Increase (decrease) in accounts payable and accrued expenses and other liabilities	209,431	68,564
Net cash provided by operating activities	1,041,874	1,270,674
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in Merger	424,581	—
Investment in real estate – acquisitions	—	(643,975)
Investment in real estate – development/other	(978,961)	(837,848)
Capital expenditures	(266,779)	(186,318)
Proceeds from disposition of real estate, net	532,349	799,247
Investment in unconsolidated entities – cash equity or loans	(18,526)	(35,881)
Distributions from unconsolidated entities – return of capital	413	—
Note receivable lending	(43,919)	(20,327)
Note receivable payments	17,589	25
Net cash provided by (used for) investing activities	$(333,253)	$(925,077)

See accompanying notes

VIVMARK RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common shares, net	$811,778	$3,377
Repurchase of common shares, net	(198,480)	(151,846)
Dividends paid	(752,110)	(742,879)
Debt financing costs	(14,966)	(20,003)
Net borrowings under unsecured credit facility and commercial paper	281,647	234,981
Repayments of mortgage notes payable, including prepayment penalties	(200,886)	(10,492)
Issuance of unsecured notes	—	947,488
Repayment of unsecured notes	(567,025)	(525,000)
Proceeds from (payments on) settlement of derivative instruments	—	4,099
Payments related to tax withholding for share-based compensation	(13,693)	(16,643)
Noncontrolling interests, joint venture and preferred equity transactions	(20,265)	(13,864)
Net cash provided by (used for) financing activities	(674,000)	(290,782)
Net increase in cash and cash equivalents and restricted cash	34,621	54,815
Cash and cash equivalents and restricted cash, beginning of period	353,083	267,076
Cash and cash equivalents and restricted cash, end of period	$387,704	$321,891

Cash and cash equivalents and restricted cash, end of period
Cash and cash equivalents	$111,876	$123,313
Restricted cash	275,828	198,578
Total cash and cash equivalents and restricted cash, end of period	$387,704	$321,891

Cash paid during the period for interest, net of amount capitalized	$186,207	$163,332

See accompanying notes

VIVMARK RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

Supplemental disclosures of non-cash investing and financing activities:

During the nine months ended September 30, 2026:

•
Dividends declared but not paid totaled $553.0 million.
•
The Company recorded (i) an increase to prepaid expenses and other assets of $33.2 million and a corresponding adjustment to accumulated other comprehensive income (loss); and (ii) reclassified $2.0 million of cash flow hedge gains from other comprehensive income (loss) to interest expense to record the impact of the Company's derivative and hedging activity.
•
AvalonBay and Equity Residential completed the previously announced Merger, with each outstanding share of AvalonBay common stock automatically cancelled and converted into the right to receive 2.793 Common Shares, plus the right, if any, to receive cash in lieu of fractional Common Shares. Total net assets acquired were $24.2 billion, exclusive of cash and cash equivalents and restricted cash acquired. See Note 3, “Business Combination,” for more information.
•
The Company recorded adjustments related to its Supplemental Executive Retirement Plan ("SERP"). These adjustments resulted in a reduction of $4.1 million in other liabilities (reflecting changes in deferred compensation and SERP benefit obligations), a reduction of $4.0 million in other assets (reflecting market valuation adjustments on underlying plan assets held in trust), and a corresponding reduction to additional paid-in capital of $0.1 million.
•
The Company recognized a net increase in payables for construction of $36.6 million.

During the nine months ended September 30, 2025:

•
The Company acquired six apartment communities, in the Dallas-Fort Worth metropolitan area, containing 1,844 apartment homes for $415.6 million, with the consideration comprised of a cash payment of $193.0 million and the issuance of 2,960,580 units representing limited partnership interests (the “DownREIT Units”).
•
Dividends declared but not paid totaled $250.1 million.
•
The Company recorded (i) a decrease to prepaid expenses and other assets of $5.8 million and a corresponding adjustment to accumulated other comprehensive income (loss); and (ii) reclassified $2.3 million of cash flow hedge gains from other comprehensive income (loss) to interest expense to record the impact of the Company's derivative and hedging activity.
•
The Company recognized a net increase in payables for construction of $12.0 million.

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)

	September 30,	December 31,
	2026	2025
ASSETS
Operating real estate	$61,109,854	$27,709,945
Less accumulated depreciation	(9,898,933)	(8,686,084)
Operating real estate, net	51,210,921	19,023,861
Construction in progress ("CIP"), including land	1,689,500	1,458,795
Land held for development	133,943	123,751
Real estate assets held for sale, net	166,642	150,262
Total real estate, net	53,201,006	20,756,669

Unconsolidated real estate investments and advances	448,162	123,173
Cash and cash equivalents	111,876	187,234
Restricted cash	275,828	165,849
Deferred development costs	74,161	73,237
Right of use lease assets	690,130	147,537
Notes receivable, net	310,208	259,051
Prepaid expenses and other assets	867,925	479,387
Total assets	$55,979,296	$22,192,137

LIABILITIES AND CAPITAL
Liabilities:
Unsecured debt, net	$13,941,316	$7,879,380
Line of credit and commercial paper, net	1,021,255	739,608
Mortgage notes payable, net	2,039,437	709,564
Distributions payable	552,975	250,548
Lease liabilities	415,652	165,200
Accounts payable and accrued expenses	1,198,928	480,120
Other liabilities	221,723	133,400
Total liabilities	19,391,286	10,357,820

Commitments and contingencies

Redeemable Limited Partners	169,781	—
Capital:
Partners’ Capital:
Preference Units	17,155	—
General Partner	35,782,517	11,584,854
Limited Partners	335,051	—
Accumulated other comprehensive income (loss)	57,580	26,486
Total partners’ capital	36,192,303	11,611,340
Noncontrolling Interests – DownREIT Units	124,699	222,977
Noncontrolling Interests – Partially Owned Communities	101,227	—
Total capital	36,418,229	11,834,317
Total liabilities and capital	$55,979,296	$22,192,137

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per Unit data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
REVENUES
Rental income	$1,193,530	$764,926	$2,737,962	$2,267,665
Management, development and other fees	1,954	1,870	5,568	5,204
Total revenues	1,195,484	766,796	2,743,530	2,272,869

EXPENSES
Property operating, excluding property taxes	245,277	164,342	559,223	464,748
Property taxes	147,492	89,749	327,715	257,611
Property management	56,273	39,062	136,471	116,653
General and administrative	118,308	22,052	167,521	64,828
Expensed development and pursuit costs	5,017	1,392	16,042	8,629
Transaction costs	464,321	—	476,688	—
Depreciation	897,976	230,371	1,364,056	679,989
Interest expense	123,791	68,172	268,652	197,933
Casualty and impairment loss	2,374	—	6,993	858
Total expenses	2,060,829	615,140	3,323,361	1,791,249

Gain (loss) on sale of communities	108,304	180,155	287,877	336,081
Income (loss) from unconsolidated real estate investments	(5,811)	137	(6,286)	552
Non-operating gains (losses)	3,593	42,454	5,516	43,849
Other income (expense), net	11,446	9,594	29,933	27,740
Income (loss) before income taxes	(747,813)	383,996	(262,791)	889,842
Tax benefit (expense)	672	166	832	772
Net income (loss)	(747,141)	384,162	(261,959)	890,614
Net (income) loss attributable to noncontrolling interests – DownREIT Units	2,276	(2,856)	(1,457)	(4,046)
Net (income) loss attributable to noncontrolling interests – Partially Owned Communities	966	—	966	—
Net income (loss) attributable to controlling interests	$(743,899)	$381,306	$(262,450)	$886,568
ALLOCATION OF NET INCOME (LOSS):
Preference Units	$355	$—	$355	$—

General Partner	$(735,503)	$381,306	$(254,054)	$886,568
Limited Partners	(8,751)	—	(8,751)	—
Net income (loss) available to Units	$(744,254)	$381,306	$(262,805)	$886,568

Earnings per Unit – basic:
Net income (loss) available to Units	$(1.27)	$0.96	$(0.57)	$2.23
Weighted average Units outstanding	585,438	396,855	457,324	396,977

Earnings per Unit – diluted:
Net income (loss) available to Units	$(1.27)	$0.96	$(0.57)	$2.23
Weighted average Units outstanding	585,438	397,934	457,324	398,032

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Comprehensive income (loss):
Net income (loss)	$(747,141)	$384,162	$(261,959)	$890,614
Other comprehensive income (loss):
Gain (loss) on cash flow hedges	19,462	36	33,214	(5,824)
Cash flow hedge (gains) losses reclassified to earnings	(778)	(1,423)	(2,028)	(2,266)
Other comprehensive income (loss)	18,684	(1,387)	31,186	(8,090)
Comprehensive income (loss)	(728,457)	382,775	(230,773)	882,524
Comprehensive (income) loss attributable to noncontrolling interests – DownREIT Units	2,276	(2,856)	(1,457)	(4,046)
Comprehensive (income) loss attributable to noncontrolling interests – Partially Owned Communities	966	—	966	—
Comprehensive income (loss) attributable to controlling interests	$(725,215)	$379,919	$(231,264)	$878,478

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

(Amounts in thousands except per Unit data)

(Unaudited)

	Preference Units	General Partner Capital	Limited Partner Capital	Accumulated Other Comprehensive Income (Loss)	Total Partners' Capital	Noncontrolling Interests	Total Capital
Balance at December 31, 2025	$—	$11,584,854	$—	$26,486	$11,611,340	$222,977	$11,834,317
Net income (loss)	—	325,730	—	—	325,730	2,560	328,290
Gain on cash flow hedges, net	—	—	—	6,526	6,526	50	6,576
Cash flow hedge gains reclassified to earnings	—	—	—	(559)	(559)	(4)	(563)
Dividends declared ($0.64 per Common Share)	—	(248,883)	—	—	(248,883)	(1,887)	(250,770)
Issuance of Common Shares, net of withholdings	—	(12,792)	—	—	(12,792)	—	(12,792)
Repurchase of Common Shares, including repurchase costs	—	(198,480)	—	—	(198,480)	—	(198,480)
Amortization of deferred compensation	—	8,043	—	—	8,043	—	8,043
Balance at March 31, 2026	$—	$11,458,472	$—	$32,453	11,490,925	$223,696	$11,714,621
Net income (loss)	—	155,720	—	—	155,720	1,173	156,893
Gain on cash flow hedges, net	—	—	—	7,125	7,125	53	7,178
Cash flow hedge gains reclassified to earnings	—	—	—	(682)	(682)	(5)	(687)
Redemption of DownREIT Units	—	2,656	—	—	2,656	(16,925)	(14,269)
Dividends declared ($0.64 per Common Share)	—	(253,212)	—	—	(253,212)	(1,745)	(254,957)
Issuance of Common Shares, net of withholdings	—	608,236	—	—	608,236	—	608,236
Amortization of deferred compensation	—	11,643	—	—	11,643	—	11,643
Balance at June 30, 2026	$—	$11,983,515	$—	$38,896	12,022,411	$206,247	$12,228,658
Net income (loss)	—	(735,148)	(8,751)	—	(743,899)	(3,242)	(747,141)
Merger with Equity Residential	17,155	24,673,053	426,195	—	25,116,403	102,616	25,219,019
Gain on cash flow hedges, net	—	—	—	19,462	19,462	—	19,462
Cash flow hedge gains reclassified to earnings	—	—	—	(778)	(778)	—	(778)
Conversion of Limited Partner Units into General Partner Units	—	764	(764)	—	—	—	—
Redemption of DownREIT Units	—	344	—	—	344	(3,376)	(3,032)
Distributions ($0.7025 per Common Share) and other	—	(545,376)	(7,942)	—	(553,318)	(2,314)	(555,632)
Issuance of General Partner Units, net of withholdings	—	225,347	—	—	225,347	—	225,347
Issuance of restricted units to Limited Partners	—	—	42	—	42	—	42
Adjustment for Limited Partners ownership in Operating Partnership	—	153,030	(79,025)	—	74,005	(74,005)	—
Change in market value of Redeemable Limited Partners	—	14,558	—	—	14,558	—	14,558
Supplemental Executive Retirement Plan (SERP)	—	(8,313)	—	—	(8,313)	—	(8,313)
Amortization of deferred compensation	—	22,645	5,296	—	27,941	—	27,941
Deferred offering costs	—	(1,902)	—	—	(1,902)	—	(1,902)
Balance at September 30, 2026	$17,155	$35,782,517	$335,051	$57,580	36,192,303	$225,926	$36,418,229

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL (Continued)

(Amounts in thousands except per Unit data)

(Unaudited)

	Preference Units	General Partner Capital	Limited Partner Capital	Accumulated Other Comprehensive Income (Loss)	Total Partners' Capital	Noncontrolling Interests	Total Capital
Balance at December 31, 2024	$—	$11,906,788	$—	$34,304	$11,941,092	$—	$11,941,092
Net income available to Units	—	236,597	—	—	236,597	—	236,597
Loss on cash flow hedges, net	—	—	—	(3,597)	(3,597)	—	(3,597)
Cash flow hedge gains reclassified to earnings	—	—	—	(273)	(273)	—	(273)
Dividends declared to common shareholders ($0.63 per Common Share)	—	(250,265)	—	—	(250,265)	—	(250,265)
Issuance of Common Shares, net of withholdings	—	(15,466)	—	—	(15,466)	—	(15,466)
Amortization of deferred compensation	—	8,195	—	—	8,195	—	8,195
Balance at March 31, 2025	$—	$11,885,849	$—	$30,434	$11,916,283	$—	$11,916,283
Net income	—	268,665	—	—	268,665	1,190	269,855
Loss on cash flow hedges, net	—	—	—	(2,263)	(2,263)	—	(2,263)
Cash flow hedge gains reclassified to earnings	—	—	—	(570)	(570)	—	(570)
Issuance of DownREIT Units	—	—	—	—	—	222,653	222,653
Dividends declared to noncontrolling interests ($0.43 per Common Share)	—	—	—	—	—	(1,264)	(1,264)
Dividends declared to common shareholders ($0.63 per Common Share)	—	(249,610)	—	—	(249,610)	—	(249,610)
Issuance of Common Shares, net of withholdings	—	2,670	—	—	2,670	—	2,670
Amortization of deferred compensation	—	12,544	—	—	12,544	—	12,544
Balance at June 30, 2025	$—	$11,920,118	$—	$27,601	$11,947,719	$222,579	12,170,298
Net income	—	381,306	—	—	381,306	2,856	384,162
Gain on cash flow hedges	—	—	—	36	36	—	36
Cash flow hedge gains reclassified to earnings	—	—	—	(1,423)	(1,423)	—	(1,423)
Dividends declared to noncontrolling interests ($0.63 per Common Share)	—	—	—	—	—	(1,855)	(1,855)
Dividends declared to common shareholders ($0.63 per Common Share)	—	(248,227)	—	—	(248,227)	—	(248,227)
Issuance of Common Shares, net of withholdings	—	60	—	—	60	—	60
Repurchase of Common Shares, including repurchase costs	—	(151,846)	—	—	(151,846)	—	(151,846)
Amortization of deferred compensation	—	10,290	—	—	10,290	—	10,290
Balance at September 30, 2025	$—	$11,911,701	$—	$26,214	$11,937,915	$223,580	$12,161,495

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(261,959)	$890,614
Depreciation	1,364,056	679,989
Amortization of deferred financing costs and debt discount	22,249	10,173
Amortization of Unit-based compensation	38,406	21,268
Equity in income (loss) of, and return on, unconsolidated investments	13,676	6,515
Abandonment of development pursuits	13,374	8,629
Casualty and impairment loss	4,130	858
Non-operating (gains) losses	(4,963)	(39,509)
Loss on extinguishment of debt	2,028	—
Cash flow hedge gains reclassified to earnings	(1,583)	(912)
(Gain) loss on sale of real estate assets	(287,877)	(340,150)
(Increase) decrease in prepaid expenses and other assets	(69,094)	(35,365)
Increase (decrease) in accounts payable and accrued expenses and other liabilities	209,431	68,564
Net cash provided by operating activities	1,041,874	1,270,674
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in Merger	424,581	—
Investment in real estate – acquisitions	—	(643,975)
Investment in real estate – development/other	(978,961)	(837,848)
Capital expenditures	(266,779)	(186,318)
Proceeds from disposition of real estate, net	532,349	799,247
Investment in unconsolidated entities – cash equity or loans	(18,526)	(35,881)
Distributions from unconsolidated entities – return of capital	413	—
Note receivable lending	(43,919)	(20,327)
Note receivable payments	17,589	25
Net cash provided by (used for) investing activities	$(333,253)	$(925,077)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of General Partner Units, net	$811,778	$3,377
Repurchase of General Partner Units, net	(198,480)	(151,846)
Distributions paid	(752,110)	(742,879)
Contributions – Limited Partners	42	—
Debt financing costs	(14,966)	(20,003)
Net borrowings under unsecured credit facility and commercial paper	281,647	234,981
Repayments of mortgage notes payable, including prepayment penalties	(200,886)	(10,492)
Issuance of unsecured notes	—	947,488
Repayment of unsecured notes	(567,025)	(525,000)
Proceeds from (payments on) settlement of derivative instruments	—	4,099
Payments related to tax withholding for share-based compensation	(13,693)	(16,643)
Noncontrolling interests, joint venture and preferred equity transactions	(20,307)	(13,864)
Net cash provided by (used for) financing activities	(674,000)	(290,782)
Net increase in cash and cash equivalents and restricted cash	34,621	54,815
Cash and cash equivalents and restricted cash, beginning of period	353,083	267,076
Cash and cash equivalents and restricted cash, end of period	$387,704	$321,891

Cash and cash equivalents and restricted cash, end of period
Cash and cash equivalents	$111,876	$123,313
Restricted cash	275,828	198,578
Total cash and cash equivalents and restricted cash, end of period	$387,704	$321,891

Cash paid during the period for interest, net of amount capitalized	$186,207	$163,332

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

Supplemental disclosures of non-cash investing and financing activities:

During the nine months ended September 30, 2026:

•
Distributions declared but not paid totaled $553.0 million.
•
The Company recorded (i) an increase to prepaid expenses and other assets of $33.2 million and a corresponding adjustment to accumulated other comprehensive income (loss); and (ii) reclassified $2.0 million of cash flow hedge gains from other comprehensive income (loss) to interest expense to record the impact of the Company's derivative and hedging activity.
•
AvalonBay and Equity Residential completed the previously announced Merger, resulting in the issuance of Common Shares by the Company and a corresponding issuance of General Partner Units in ERPOP. Total net assets acquired were $24.2 billion, exclusive of cash and cash equivalents and restricted cash acquired. See Note 3, “Business Combination,” for more information.
•
The Company recorded adjustments related to its Supplemental Executive Retirement Plan ("SERP"). These adjustments resulted in a reduction of $4.1 million in other liabilities (reflecting changes in deferred compensation and SERP benefit obligations), a reduction of $4.0 million in other assets (reflecting market valuation adjustments on underlying plan assets held in trust), and a corresponding reduction to General Partner Capital of $0.1 million.
•
The Company recognized a net increase in payables for construction of $36.6 million.

During the nine months ended September 30, 2025:

•
The Company acquired six apartment communities, in the Dallas-Fort Worth metropolitan area, containing 1,844 apartment homes for $415.6 million, with the consideration comprised of a cash payment of $193.0 million and the issuance of 2,960,580 DownREIT Units.
•
Dividends declared but not paid totaled $250.1 million.
•
The Company recorded (i) a decrease to prepaid expenses and other assets of $5.8 million and a corresponding adjustment to accumulated other comprehensive income (loss); and (ii) reclassified $2.3 million of cash flow hedge gains from other comprehensive income (loss) to interest expense to record the impact of the Company's derivative and hedging activity.
•
The Company recognized a net increase in payables for construction of $12.0 million.

VIVMARK RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.
Business

On August 17, 2026 (the “Merger Date”), AvalonBay Communities, Inc., a Maryland corporation (“AvalonBay”), Equity Residential, a Maryland real estate investment trust (“Equity Residential”), ERP Operating Limited Partnership, an Illinois limited partnership (“ERPOP”), and Canopy Merger Sub LLC, a Maryland limited liability company and a direct wholly owned subsidiary of Equity Residential (“Merger Sub”), completed the transactions contemplated by the Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, (i) AvalonBay contributed certain assets to ERPOP in exchange for units of partnership interest in ERPOP with an aggregate value equal to the fair market value of the contributed assets (the “Asset Contribution”), and (ii) following the Asset Contribution, AvalonBay merged with and into Merger Sub, with Merger Sub surviving as a direct, wholly owned subsidiary of Equity Residential (the “Merger”). Following the Merger, Equity Residential contributed all of the membership interests of Merger Sub to ERPOP, and Merger Sub then merged with and into ERPOP, with ERPOP continuing as the surviving entity. On the Merger Date, Equity Residential was renamed Vivmark Residential (“Vivmark”).

At the effective time of the Merger, each outstanding share of AvalonBay common stock was automatically cancelled and converted into the right to receive 2.793 common shares ("Common Shares") of Vivmark (the “Exchange Ratio”), plus the right, if any, to receive cash in lieu of fractional Common Shares. As a result, former AvalonBay stockholders and Equity Residential shareholders owned approximately 51% and 49% of Vivmark, respectively.

The Merger was accounted for as a reverse acquisition under ASC 805, Business Combinations, with Equity Residential as the legal acquirer and AvalonBay as the accounting acquirer. AvalonBay was determined to be the accounting acquirer based on the following: (i) former AvalonBay stockholders hold the largest portion of the voting rights in the Company; and (ii) AvalonBay’s senior management, including its Chief Executive Officer and President, comprise the majority of the executive management team of the Company. Accordingly, the Company’s historical financial statements for periods before the Merger Date are those of AvalonBay, and share and per share amounts for those periods have been retroactively adjusted to reflect the Exchange Ratio. AvalonBay’s assets and liabilities continue to be reported at their historical carrying amounts, and Equity Residential’s identifiable assets acquired and liabilities assumed were recognized at their fair values as of the Merger Date. The Company’s results include Equity Residential’s operations from the Merger Date. See Note 3, "Business Combination," for additional information.

Vivmark develops, redevelops, acquires, owns and operates multifamily communities in premier U.S. markets and has elected to be taxed as a real estate investment trust (“REIT”).

References to the “Company,” “we,” “us” or “our” mean collectively Vivmark, ERPOP and the entities and subsidiaries owned or controlled by Vivmark and/or ERPOP. References to the “Operating Partnership” mean collectively ERPOP and the entities and subsidiaries owned or controlled by ERPOP. Unless otherwise indicated, these notes apply to both the Company and the Operating Partnership.

Vivmark is the sole general partner of ERPOP (“General Partner”) and, as of September 30, 2026, owned an approximate 98.7% ownership interest in ERPOP. References to "General Partner Capital" and "General Partner Units" represent Vivmark's ownership interest in ERPOP. Approximately 1.3% is owned by ERPOP's limited partners ("Limited Partners"). References to "Limited Partner Capital" and "Limited Partner Units" represent Limited Partners' interests in ERPOP. The Company conducts all of its community ownership, operations, development, redevelopment and any other activity through the Operating Partnership, which holds all of the assets of the Company, including the Company’s ownership interests in its joint ventures. Vivmark has no assets or liabilities other than its investment in ERPOP. Vivmark is obligated to contribute the net proceeds of its equity offerings to ERPOP. In exchange, it receives one unit of partnership interest in ERPOP (“OP Unit”) for each Common Share, or, for any preferred share offerings, preference units with economic terms substantially the same as the related preferred shares. Vivmark does not have any indebtedness as all debt is incurred by the Operating Partnership. ERPOP is structured as a partnership with no publicly traded equity.

As of September 30, 2026, the Company owned or held a direct or indirect ownership interest in 636 communities containing 185,212 apartment homes located in 12 states and the District of Columbia. The Company also owned or held a direct or indirect ownership interest in land or rights to land on which the Company expects to develop an additional 32 communities that, if developed as expected, will contain an estimated 10,273 apartment homes. The ownership breakdown includes:

	Communities (1)	Apartment Homes
Operating Communities	575	166,327
Development Communities	35	11,740
Wholly Owned Communities	610	178,067

Operating Communities	13	3,096
Partially Owned Communities – Consolidated	13	3,096

Operating Communities	13	4,049
Partially Owned Communities – Unconsolidated	13	4,049

Total	636	185,212

(1)
Development communities are included when construction starts, and include communities that have completed construction and are conducting or have completed their lease-up activities.
2.
Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and footnote disclosures normally included in complete financial statements required by GAAP have been condensed or omitted pursuant to such rules and regulations. Management believes the disclosures are adequate to ensure the information presented is not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial statements for the interim periods, have been included. All significant intercompany balances and transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. These unaudited financial statements should be read in conjunction with the Annual Reports on Form 10-K of AvalonBay and Equity Residential for the year ended December 31, 2025, as previously filed with the SEC. See Note 3, "Business Combination," for additional discussion.

Principles of Consolidation

The Company holds an interest in subsidiaries, partnerships, joint ventures and other similar entities and accounts for these interests in accordance with the consolidation guidance. The Company first determines whether to consolidate the entity as a variable interest entity (“VIE”) or voting interest entity ("VOE"), or to account for the interest under the equity method of accounting as an unconsolidated entity. Under the VIE model, the Company consolidates an investment when it has power to direct the activities of the venture and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The Company's maximum exposure for its VIEs is limited to its investments in the respective VIEs and its portion of any loan guarantee. Under the VOE model, the Company consolidates an investment when (i) it controls the investment through ownership of a majority voting interest if the investment is not a limited partnership or (ii) it controls the investment through its ability to remove the other partners in the investment, at its discretion, when the investment is a limited partnership.

Due to Vivmark’s ability as General Partner to control either through ownership or by contract the Operating Partnership and its subsidiaries, the Operating Partnership and each such subsidiary which it controls has been consolidated with the Company for financial reporting purposes.

Noncontrolling Interests

Noncontrolling interests are ownership interests in consolidated entities held by parties other than the Company or the Operating Partnership, as applicable. Except for the redeemable interests described below, the Company classifies noncontrolling interests in the equity section of the consolidated balance sheets, separately from the Company’s equity. Consolidated net income (loss) and comprehensive income (loss) are presented inclusive of amounts attributable to both the parent and noncontrolling interests, followed by specific allocations to each presented separately on the face of the consolidated statements of operations and comprehensive income

(loss). See Note 8, "Equity, Capital and Other Interests," for additional discussion.

Noncontrolling Interests - Operating Partnership units/Limited Partner Units: The book value of the Noncontrolling Interests – Operating Partnership/Limited Partner Capital is allocated based on the ratio of Noncontrolling Interest - Operating Partnership units/Limited Partner Units to total units outstanding, which includes Common Shares/General Partner Units, Noncontrolling Interest - Operating Partnership/Limited Partner Units and DownREIT Units (as defined below). Net income (loss) and comprehensive income (loss) are allocated to Noncontrolling Interests - Operating Partnership/Limited Partner Capital based on the weighted average Limited Partner OP Units as a percentage of total weighted average OP Units and DownREIT Units. Issuances and retirements of Common Shares and OP Units change the ownership interests of both the Noncontrolling Interests - Operating Partnership and Vivmark. Such transactions and the related proceeds/payments are treated as capital transactions. Subject to certain exceptions, holders of Limited Partner Units may tender them for redemption for Common Shares on a one-for-one basis or, at ERPOP’s election, cash based on the market price of a Common Share. Restricted units become exchangeable only after their capital accounts reach parity with OP Units (the “book-up” requirement) (see Note 9, "Share-Based Compensation").

Noncontrolling Interests - DownREIT Units: In connection with the Merger, an AvalonBay subsidiary, whose limited partner interests (“DownREIT Units”) are held by third parties, became a subsidiary of the Operating Partnership, and the DownREIT Units were adjusted at the Exchange Ratio. DownREIT Units are presented as noncontrolling interests in the financial statements of both Vivmark and ERPOP. The book value of the DownREIT Units is allocated based on the ratio of DownREIT Units to total units outstanding, which includes Common Shares/General Partner Units, Noncontrolling Interest - Operating Partnership/Limited Partner Units and DownREIT Units. Net income (loss) and comprehensive income (loss) are allocated to DownREIT Units based on the weighted average DownREIT Units as a percentage of total weighted average OP Units and DownREIT Units. Subject to certain exceptions, holders of DownREIT Units may tender them for redemption for cash or, at the election of the DownREIT's general partner, Common Shares on a one-for-one basis.

Noncontrolling Interests - Partially Owned Communities: Noncontrolling interests in partially owned communities are the portion of consolidated communities not owned by the Company. The earnings or losses attributable to these interests are generally allocated based on ownership percentage, or according to the venture’s distribution provisions where those differ, and are presented as noncontrolling interests in partially owned communities in the accompanying consolidated statements of operations and comprehensive income (loss).

Redeemable Noncontrolling Interests – Operating Partnership / Redeemable Limited Partners

Redeemable OP Units: For some OP Units, the Company is required, by contract or securities law, to deliver registered Common Shares upon exchange. Because delivering registered shares is not solely within the Company’s control and settlement in cash is assumed, these OP Units are classified outside permanent equity in the mezzanine section of the accompanying consolidated balance sheets.

The book value of the Redeemable OP Units starts at its pro rata share of the total Limited Partner carrying amount, determined as Redeemable OP Units divided by total Limited Partner OP Units. At each reporting date the book value is adjusted to the greater of that amount or its redemption value, which is based on the Common Share price of Vivmark at the end of each respective reporting period. See Note 8, "Equity, Capital and Other Interests," for additional discussion.

Partners’ Capital

The Limited Partners include individuals and entities that received Limited Partner Units in exchange for contributed properties and holders of restricted units issued as share-based compensation. Vivmark is the General Partner and holds all General Partner Units. Net income is allocated to the Limited Partners based on their respective ownership percentage of ERPOP. The ownership percentage is calculated by dividing the number of Limited Partner Units by total OP Units. Issuances and retirements of Common Shares and OP Units change the ownership interests of both the Limited Partners and Vivmark. Such transactions and the related proceeds and payments are treated as capital transactions.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents includes all cash and liquid investments with an original maturity of three months or less from the date acquired. Restricted cash includes replacement reserves for certain communities subject to ground leases, principal reserve funds that are restricted for the repayment of specified secured financing, amounts the Company has designated for planned 1031 exchange activity and resident security deposits. The majority of the Company's cash, cash equivalents and restricted cash are held at major commercial banks.

Real Estate Assets

The Company accounts for real estate acquisitions as either an asset acquisition or a business combination. Under either model, the Company identifies and determines the fair value of assets acquired, liabilities assumed and any noncontrolling interest in the acquiree. Typical assets acquired and liabilities assumed include land, building, furniture, fixtures and equipment, debt and identified intangible assets and liabilities, typically consisting of the value of above or below market leases and in-place leases. The Company utilizes various sources to determine fair value, including its own analysis of recently acquired and existing comparable communities in its portfolio and other market data. Consideration for acquisitions is typically in the form of cash unless otherwise disclosed. For an asset acquisition, the purchase price is allocated based on the relative fair value of the net assets. For a business combination, the Company records the assets acquired and liabilities assumed based on the fair value of each respective item. The Company expenses all applicable acquisition costs for a business combination and capitalizes all applicable acquisition costs for an asset acquisition. The Company expects that acquisitions of individual operating communities will generally be asset acquisitions.

The Company classifies real estate assets as real estate held for sale when it is probable a community will be disposed of. The Company presents the assets and liabilities of any communities that qualify as held for sale separately in the accompanying consolidated balance sheets. Real estate assets held for sale are measured at the lower of the carrying amount or the fair value less the cost to sell. Upon the classification of an asset as held for sale, no further depreciation is recorded.

Income and Other Taxes

Vivmark has elected to be treated as a real estate investment trust ("REIT") for U.S. federal income tax purposes. Vivmark generally will not be subject to corporate level federal income tax on its taxable income if it annually distributes at least 90% of its taxable income to its shareholders. ERPOP generally is not liable for federal income taxes as the partners recognize their allocable share of income or loss in their tax returns. Therefore no provision for federal income taxes has been made for Vivmark or ERPOP. Historically, the Company has generally only incurred certain state and local income, excise and franchise taxes. The Company has elected taxable REIT subsidiary (“TRS”) status for certain of its corporate subsidiaries and, as a result, these entities will incur both federal and state income taxes on any taxable income of such entities after consideration of any net operating losses.

Derivative Instruments and Hedging Activities

The Company enters into interest rate swap and interest rate cap agreements (collectively, "Hedging Derivatives") for interest rate risk management purposes and in conjunction with certain variable rate secured debt to satisfy lender requirements. The Company does not enter into Hedging Derivatives for trading or other speculative purposes. The Company assesses the effectiveness of qualifying hedges, both at inception and on an ongoing basis. The Company recognizes the fair value of all Hedging Derivatives as either assets or liabilities in the accompanying consolidated balance sheets. Fair value changes for derivatives that are not in qualifying hedge relationships are reported as a component of interest expense, net on the accompanying consolidated statements of operations. For the Hedging Derivatives that qualify as effective cash flow hedges, the Company records the cumulative changes in the Hedging Derivatives' fair value in accumulated other comprehensive income (loss) on the accompanying consolidated statements of comprehensive income (loss). Amounts recorded in accumulated other comprehensive income (loss) will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flow. The effective portion of the change in fair value of the Hedging Derivatives that qualify as effective fair value hedges is reported as an adjustment to the carrying amount of the corresponding hedged item. Receipts or payments associated with the gains and losses on the Company’s cash flow hedges of future fixed rate debt issuances are presented as a component of cash flows from financing activities in the period the hedges are terminated and the receipt or payments for the Company’s cash flow hedges of interest on variable rate debt are presented as a component of cash flows from operating activities. Payments for derivatives that are not designated in hedging relationships are presented as a component of cash flows from operating activities. See Note 11, “Fair Value Measurements,” for further discussion of derivative financial instruments.

Leases and Revenue Recognition

The Company recognizes revenue for the transfer of goods and services to customers for consideration that the Company expects to receive. The majority of the Company’s revenue is derived from residential and non-residential rental and other lease income. The Company's revenue streams have the same timing and pattern of revenue recognition, with consistent allocations between the lease and revenue recognition standards. The Company has elected an accounting policy to account for both its lease and non-lease components (specifically common area maintenance charges) as a single lease component under the lease standard.

Residential leases may include lease income related to utility recoveries, parking rent, storage rent and pet rent, while non-residential leases may include lease income related to utility recoveries, parking rent and storage rent. These items are accounted for as part of a single lease component as they cannot be leased separately and have the same timing and pattern of transfer as the related lease. Rental income attributable to residential leases is recognized on a straight-line basis when reasonably assured they are collectible, which is not materially different than if it were recorded when due from residents and recognized monthly as it was earned. Rental income attributable to non-residential leases is also recorded on a straight-line basis over the term of the lease when reasonably assured they are collectible. Residential leases generally have one-year lease terms renewable upon consent of both parties on an annual or monthly basis. Non-residential leases generally have five- to ten-year lease terms with market-based renewal options.

The Company is a lessor for its residential and non-residential leases and a lessee for its corporate headquarters, regional offices and ground leases for land underlying certain communities. If applicable, lease agreements are evaluated to determine the accounting treatment as a finance or operating lease in accordance with the lease standard.

See Note 6, "Leases," for the Company’s rental income detail allocated between the lease and revenue recognition standards.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to amounts in prior periods reported in the financial statements and notes to the financial statements to conform to current year presentations in connection with the Merger, as well as changes in held for sale classification, disposition activity and segment classification. The reclassifications associated with the Merger include:

Consolidated Balance Sheets

As of December 31, 2025

•
$70.3 million from Unconsolidated investments to Prepaid expenses and other assets;
•
$259.1 million from Prepaid expenses and other assets to Notes receivable;
•
$92.3 million and $68.6 million from Payables for construction and Accrued interest payable, respectively, to Accounts payable and accrued expenses; and
•
$60.7 million and $72.7 million from Resident security deposits and Accrued expenses and other liabilities, respectively, to Other liabilities.

These reclassifications had no effect on previously reported total assets, total liabilities and total shareholders' equity as of December 31, 2025.

Consolidated Statements of Operations

For the three months ended September 30, 2025

•
$39.1 million from Operating expenses, excluding property taxes to Property management;
•
$42.4 million from Income from unconsolidated investments to Non-operating gains (losses); and
•
$6.8 million from Structured Investment Program interest income to Other income (expense), net.

For the nine months ended September 30, 2025

•
$116.7 million from Operating expenses, excluding property taxes to Property management;
•
$39.9 million from Income from unconsolidated investments to Non-operating gains (losses); and
•
$19.9 million from Structured Investment Program interest income to Other income (expense), net.

These reclassifications did not impact previously reported net income or comprehensive income (loss) for the three and nine months ended September 30, 2025.

Recent Accounting Pronouncements

In December 2025, the Financial Accounting Standards Board (“FASB”) issued an amendment to the interim reporting standards which is intended to improve the navigability of the required interim reporting disclosures and clarify when that guidance is applicable.

The update provides a comprehensive list of interim disclosures required under GAAP and incorporates a disclosure principle that requires disclosures at interim periods when an event or change that has a material effect on an entity has occurred since the previous year end. The standard will be effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating the impact of the rules on its disclosures.

In November 2024, the FASB issued a new standard on disaggregation of income statement expenses, which requires an entity to disclose, on an annual and interim basis, disaggregated information about certain income statement expense line items in a tabular format in the notes to the financial statements. The standard will be effective for annual reporting periods beginning after December 15, 2026 and for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating the impact of the rules on its disclosures.

3.
Business Combination

As discussed in Note 1, "Business," on August 17, 2026, the Company completed the Merger between AvalonBay and Equity Residential, which was accounted for as a reverse acquisition.

Purchase Price and Consideration

Because AvalonBay was the accounting acquirer, the consideration transferred was measured as the fair value of the number of AvalonBay shares that AvalonBay would have had to issue to give Equity Residential shareholders 49% ownership of Vivmark. The consideration was calculated at the Merger Date as summarized in the table below (in thousands, except price per share):

Total initial common shares of Vivmark	772,714
Shares as adjusted by the Exchange Ratio	276,661
Less: Outstanding shares of AvalonBay	(142,612)
Hypothetical AvalonBay shares issued to acquire Equity Residential	134,049
AvalonBay closing share price as of August 14, 2026	$184.06
Consideration transferred	$24,673,053

Provisional Purchase Price Allocation

Equity Residential’s historical assets and liabilities were recorded at fair value as of the Merger Date, and the consolidated financial statements present AvalonBay’s historical balances and pre-Merger results. The fair value of the identifiable net assets acquired equaled the consideration transferred of $24.7 billion, and no goodwill was recognized.

Management determined the fair value of the assets acquired and liabilities assumed based, in part, upon a preliminary valuation prepared by an independent third-party valuation specialist, which used techniques including direct capitalization and market-based comparables, among others. The allocation is provisional as the Company is in the process of reviewing the assumptions, inputs, estimates and methodologies to ensure reasonableness. The fair value of noncontrolling interests assumed was based on Equity Residential's share price on the Merger Date. The Company will record any measurement-period adjustments from finalizing its assessment in the period in which they are determined, not to exceed one year from the Merger Date.

The following table summarizes the provisional fair values of the assets acquired and liabilities assumed (in thousands):

Land	$9,441,282
Building	19,787,630
In place leases (1)	2,232,199
Furniture, fixtures and equipment	1,263,145
Projects under construction	65,415
Total real estate	32,789,671
Unconsolidated real estate investments and advances	339,055
Cash and cash equivalents	316,134
Restricted cash	108,447
Right of use lease assets	557,590
Prepaid expenses and other assets	287,493
Total assets acquired	34,398,390

Unsecured debt, net	(6,614,264)
Mortgage notes payable, net	(1,524,511)
Lease liabilities	(264,234)
Accounts payable and accrued expenses	(266,611)
Other liabilities	(333,888)
Less total liabilities assumed	(9,003,508)

Redeemable Noncontrolling Interests – Operating Partnership	(184,339)
Preferred Shares	(17,155)
SERP paid-in-capital	8,476
Other Noncontrolling Interests	(528,811)
Less total equity interests assumed	(721,829)

Total consideration	$24,673,053

(1)
The acquired in place lease intangible includes $2.1 billion for residential leases, which has an estimated useful life of six months and is amortized on a straight-line basis as a component of depreciation expense in the consolidated statements of operations.

From the Merger Date through September 30, 2026, the total revenue and net loss from Equity Residential included in Vivmark's consolidated statements of operations are $394.9 million and $483.3 million, respectively. The net loss primarily reflects the impact of depreciation on in-place leases.

Transaction and other Merger-related costs

During the three and nine months ended September 30, 2026, the Company incurred transaction and other Merger-related costs of $544.0 million and $556.4 million, respectively, consisting primarily of $464.3 million and $476.7 million, respectively, of transaction costs, including real estate transfer taxes, advisory fees, legal and accounting and other professional fees, and $79.7 million of Merger-related compensation costs for both the three and nine months ended September 30, 2026, which are presented in general and administrative expenses on the Company's consolidated statements of operations.

Pro forma Information

The pro forma financial information set forth below is based upon the Company’s historical consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025, adjusted to give effect to the Merger as of January 1, 2025. The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of income would have been, nor does it purport to represent the results of income for future periods (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Rental income	$1,588,012	$1,547,200	$4,697,221	$4,579,395
Net income (loss)	$(139,270)	$(406,049)	$556,756	$(685,257)

4.
Real Estate

The following table summarizes the carrying amounts for the Company’s investment in real estate, at cost, as of September 30, 2026 and December 31, 2025 (amounts in thousands):

	September 30, 2026	December 31, 2025
Land	$14,319,107	$4,910,995
Buildings and improvements	41,290,158	20,959,101
Furniture, fixtures and equipment	2,986,405	1,546,813
In-place lease intangibles	2,514,184	293,036
Operating real estate	61,109,854	27,709,945
Less accumulated depreciation	(9,898,933)	(8,686,084)
Operating real estate, net	51,210,921	19,023,861
Land under development	349,258	297,527
Construction in progress	1,340,242	1,161,268
Construction in progress ("CIP"), including land	1,689,500	1,458,795
Land held for development	133,943	123,751
Real estate assets held for sale, net	166,642	150,262
Total real estate, net	$53,201,006	$20,756,669

During the three months ended September 30, 2026, the Company disposed of two wholly owned communities with an aggregate of 467 apartment homes for $208.1 million, resulting in gain on sale of communities of $108.1 million. During the nine months ended September 30, 2026, the Company disposed of five wholly owned communities with an aggregate of 1,351 apartment homes for $548.8 million, resulting in gain on sale of communities of $287.8 million.

As of September 30, 2026, the Company had one real estate asset that qualified as held for sale.

5.
Investments

Structured Investment Program

The Company's Structured Investment Program (the "SIP") is an investment platform through which the Company provides mezzanine loans or preferred equity to third-party multifamily developers in the Company's markets. The Company evaluates each SIP commitment to determine the classification as a loan or an investment in a real estate development project. As of September 30, 2026, all SIP commitments are classified as loans.

During the nine months ended September 30, 2026, the Company received full repayment of $17.6 million of principal and interest on one mezzanine loan. As of September 30, 2026, the Company had funded nine outstanding commitments totaling $241.8 million. The Company recognized interest income from the program of $8.6 million and $7.1 million for the three months ended September 30, 2026 and 2025, respectively, and $23.7 million and $19.9 million for the nine months ended September 30, 2026 and 2025, respectively, included in other income (expense), net on the accompanying consolidated statements of operations.

Consolidated Variable Interest Entities

In accordance with accounting standards for consolidation of VIEs, Vivmark consolidates ERPOP. As the General Partner of ERPOP, Vivmark has exclusive control of ERPOP’s day-to-day management. The Limited Partners do not have substantive kick-out or participating rights. As a result, ERPOP is a VIE. Vivmark has a controlling financial interest in ERPOP and, thus, is ERPOP’s primary beneficiary. Vivmark has the power to direct the activities of ERPOP that most significantly impact ERPOP’s economic performance as well as the obligation to absorb losses or the right to receive benefits from ERPOP that could potentially be significant to ERPOP.

The Company has various equity interests in joint ventures that have been deemed to be VIEs, of which the Company is the primary beneficiary and therefore consolidates the joint ventures. The noncontrolling equity balances and net income attributable to these communities are presented as Partially Owned Communities in the accompanying consolidated balance sheet and statement of operations. The following table summarizes the Company’s consolidated joint ventures as of September 30, 2026:

	Communities	Apartment Homes
Operating communities	13	3,096

The Company has equity interests in 4 additional wholly owned VIEs consisting of an aggregate of 785 apartment homes as part of a developer funding program.

Unconsolidated Real Estate Investments and Advances

The Company has various equity interests in joint ventures that are unconsolidated and accounted for using the equity method of accounting. Certain of these entities are VIEs for which the Company is not the primary beneficiary. The following table summarizes the Company’s unconsolidated real estate investments and advances as of September 30, 2026 and December 31, 2025 (amounts in thousands except for ownership percentage):

	Ownership Percentage	September 30, 2026		December 31, 2025
Operating communities	20% - 80% (1)	$268,165	(2)	$122,607	(2)
Development communities	95% (1)	166,689		—
Other real estate investments	Varies	13,308		566
Unconsolidated real estate investments and advances		$448,162		$123,173

(1)
In certain instances, the joint venture agreements contain provisions for promoted interests in favor of our joint venture partner. If the terms of the promoted interest are attained, then our share of the proceeds from a sale or other capital event of the unconsolidated entity may be less than the indicated ownership percentage.
(2)
The Company's interest includes $56.8 million of a mortgage note receivable from a joint venture.

The following table summarizes the Company’s unconsolidated real estate investments as of September 30, 2026:

	Communities	Apartment Homes
Operating communities	13	4,049

Property Technology Companies and Other Fund Investments

The Company invested in, and may continue in the future to invest in, third-party property technology companies and other fund investments, holding 15 such investments as of September 30, 2026. The Company elected the net asset value ("NAV") practical expedient to measure these funds and related activity. The following table summarizes these investments, which are included in prepaid expenses and other assets on the accompanying consolidated balance sheets as of September 30, 2026 and December 31, 2025 (amounts in thousands):

	September 30, 2026	December 31, 2025
Property technology companies and other fund investments	$141,995	$71,663

Development and Pursuit Costs

The Company capitalizes costs associated with its development activities to the basis of land held when future development is probable, or if the Company has either not yet acquired the land or if the project is subject to a leasehold interest, the costs are capitalized as deferred development costs ("Development Rights"). Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and the availability of capital. Costs incurred for pursuits for which future development is not yet considered probable are expensed as incurred. If the Company determines a Development Right is no longer probable, the Company recognizes any necessary impairment.

The Company incurred expense of $5.0 million and $1.4 million for the three months ended September 30, 2026 and 2025, respectively, and $16.0 million and $8.6 million for the nine months ended September 30, 2026 and 2025, respectively, for costs which include development pursuits that were not yet probable of future development at the time incurred, or for pursuits that the Company determined were no longer probable of being developed. These costs are included in expensed development and pursuit costs on the accompanying consolidated statements of operations.

Casualty and Impairment Loss

The Company recognized expense of $2.4 million for the three months ended September 30, 2026 and $7.0 million and $0.9 million for the nine months ended September 30, 2026 and 2025, respectively, from property damage at certain of the Company's communities. These expenses are reported as casualty and impairment loss on the accompanying consolidated statements of operations.

6.
Leases

Lessor Accounting

The Company is the lessor for its residential and non-residential leases. These leases are accounted for as operating leases under the lease standard.

The following table presents the components of the Company’s revenue for the three and nine months ended September 30, 2026 and 2025 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Income Type	2026	2025	2026	2025
Management, development and other fees	$1,954	$1,870	$5,568	$5,204
Non-lease related revenue (1)	11,966	4,192	20,808	11,740
Total non-lease revenue	13,920	6,062	26,376	16,944

Total lease revenue (2)	1,181,564	760,734	2,717,154	2,255,925

Total revenues	$1,195,484	$766,796	$2,743,530	$2,272,869

(1)
Amounts include revenue streams related to leasing activities that are not considered components of a lease, and revenue streams not related to leasing activities including, but not limited to, application fees, renters insurance fees and vendor revenue sharing.
(2)
Represents residential and non-residential rental and other lease income, as discussed in Note 2, "Summary of Significant Accounting Policies".
7.
Debt

Vivmark does not have any indebtedness as all debt is incurred by the Operating Partnership. The outstanding debt balances and weighted average effective interest rates as of September 30, 2026 and December 31, 2025, summarized below (amounts in thousands), include debt issuance costs as well as credit enhancement and trustees' fees, the impact of interest rate hedges, and mark-to-market adjustments. The following amounts and discussion do not include the mortgage notes related to the communities classified as held for sale, if any, as of September 30, 2026 and December 31, 2025, as shown in the accompanying consolidated balance sheets (see Note 4, "Real Estate").

	September 30, 2026		December 31, 2025
	Debt Balances	Weighted Average Effective Rate	Debt Balances	Weighted Average Effective Rate
Mortgage notes payable	$2,039,437	4.3%	$709,564	3.9%
Unsecured debt	14,962,571	4.3%	8,618,988	3.6%
Total	$17,002,008	4.3%	$9,328,552	3.7%
Fixed rate debt:
Mortgage notes payable – conventional	$1,475,957	3.9%	$328,777	3.9%
Unsecured debt – public	13,391,316	4.3%	7,329,380	3.5%
Unsecured debt – Term Loan	550,000	4.4%	550,000	4.4%
Total fixed rate debt	$15,417,273	4.3%	$8,208,157	3.6%
Variable rate debt:
Mortgage notes payable – tax exempt	$563,480	5.3%	$380,787	4.0%
Unsecured Revolving Credit Facilities	—	—%	—	—%
Commercial Paper Program	1,021,255	4.0%	739,608	4.0%
Total variable rate debt	$1,584,735	4.6%	$1,120,395	4.0%
Total	$17,002,008	4.3%	$9,328,552	3.7%

Unsecured Revolving Credit Facilities and Commercial Paper Program

The Company may borrow up to a maximum of $5.0 billion under two separate revolving credit facilities (the "Unsecured Revolving Credit Facilities" or the "Credit Facilities"). One of the Company’s $2.5 billion Credit Facilities matures in April 2030, and the other matures in December 2030. The Company has the ability to increase available borrowings under the Credit Facilities by an additional $0.5 billion and $1.0 billion, respectively, by adding lenders to the Credit Facilities, obtaining the agreement of existing lenders to increase their commitments or incurring one or more term loans. The interest rate on advances under both Credit Facilities will generally be Secured Overnight Financing Rate ("SOFR") plus a spread (currently 0.70%), or based on bids received from the lending group, and an annual facility fee (currently 0.10%). Both the spread and the facility fee are dependent on the Company’s senior unsecured credit rating. In addition, the Company limits its utilization of the Credit Facilities in order to maintain liquidity to support its

$2.5 billion Commercial Paper Program (as defined below) along with certain other obligations. The Company did not have any amounts outstanding under its Credit Facilities at September 30, 2026.

The Company has an unsecured commercial paper note program (the "Commercial Paper Program"). In September 2026, the Company increased the borrowing capacity of the Commercial Paper Program from $1.5 billion to $2.5 billion. The commercial paper notes will be sold under customary terms in the United States commercial paper note market and will rank pari passu with all of the Company’s other unsecured senior indebtedness.

The availability on the Company’s Credit Facilities as of September 30, 2026 was as follows (amounts in thousands):

September 30, 2026
Unsecured Revolving Credit Facilities commitment	$5,000,000
Commercial Paper Program balance outstanding	(1,022,900)
Unsecured Revolving Credit Facilities balance outstanding	—
Other restricted amounts	(4,328)
Available liquidity	$3,972,772

Mortgage and Unsecured Notes

The following debt activity occurred during the nine months ended September 30, 2026:

•
In May 2026, the Company repaid $475.0 million of its 2.95% unsecured notes at par upon maturity.
•
In August 2026, the Company repaid three 3.61% mortgage notes with an aggregate principal amount of $185.1 million in advance of their scheduled maturity, recognizing a loss on debt extinguishment of $2.0 million for the write-off of the remaining deferred issuance and hedging costs.
•
In August 2026, the Company repaid $92.0 million of its 7.57% unsecured notes at par upon maturity.

See Note 14, "Subsequent Events," for additional debt activity. Scheduled payments and maturities of fixed and variable rate debt outstanding at September 30, 2026 are as follows (amounts in thousands):

Year	Fixed Rate	Variable Rate	Total Debt	Weighted Average Contractual Rate on Fixed Rate Debt	Weighted Average Contractual Rate on Total Debt
2026	$800,284	$1,028,000	$1,828,284	2.87%	3.53%
2027	852,159	19,500	871,659	3.25%	3.26%
2028	1,751,202	21,700	1,772,902	3.21%	3.22%
2029	1,976,282	47,800	2,024,082	3.63%	3.64%
2030	2,248,462	14,100	2,262,562	2.78%	2.79%
2031	1,728,500	41,200	1,769,700	3.16%	3.18%
2032	1,200,000	30,100	1,230,100	3.26%	3.27%
2033	1,300,000	5,000	1,305,000	5.19%	5.18%
2034	1,000,000	10,900	1,010,900	4.93%	4.92%
2035	400,000	38,575	438,575	5.00%	4.91%
Thereafter	2,705,913	339,135	3,045,048	4.45%	4.39%
	$15,962,802	$1,596,010	$17,558,812	3.71%	3.74%
Unamortized deferred financing costs and debt discount	(545,529)	(11,275)	(556,804)
Total	$15,417,273	$1,584,735	$17,002,008

The Company was in compliance at September 30, 2026 with customary covenants under the Credit Facilities, the variable rate term loan (the "Term Loan") and the indentures under which the unsecured notes were issued.

8.
Equity, Capital and Other Interests

As of September 30, 2026, the Company's declaration of trust had authorized for issuance up to 2 billion Common Shares, $0.01 par value per share, and 100 million preferred shares of beneficial interest, $0.01 par value per share (the “Preferred Shares”), with specific rights, preferences and other attributes as the Board of Trustees may determine, which may include preferences, powers and rights that are senior to the rights of holders of the Common Shares.

The following table presents the Company’s issued and outstanding Preferred Shares and Preference Units as of September 30, 2026 and December 31, 2025 (amounts in thousands, except per share and unit data):

		Annual
	Call	Dividend Per	September 30,	December 31,
	Date (1)	Share/Unit (2)	2026	2025
Preferred Shares and Preference Units of beneficial interest, $0.01 par value; 100,000,000 shares authorized:
8.29% Series K Cumulative Redeemable Preferred Shares and Preference Units; liquidation value $50 per share and unit; 343,100 shares and units issued and outstanding as of September 30, 2026 and 0 shares and units issued and outstanding as of December 31, 2025	12/10/2026	$4.145	$17,155	$—

(1)
On or after the call date, redeemable Preferred Shares/Preference Units may be redeemed for cash at the option of the Company or the Operating Partnership, respectively, in whole or in part, at a redemption price equal to the liquidation price per share/unit, plus accrued and unpaid distributions, if any.
(2)
Dividends on Preferred Shares/Preference Units are payable quarterly.

As of September 30, 2026, the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners have a redemption value of $169.8 million which represents the value of Common Shares that would be issued in exchange for the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners. The following table presents the changes in the redemption value of the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners for the nine months ended September 30, 2026 (amounts in thousands):

Balance at January 1,	$—
Merger assumption of Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners	184,339
Change in market value	(14,558)
Change in book value	—
Balance at September 30,	$169,781

Other

Vivmark and ERPOP currently have an active universal shelf registration statement for the issuance of equity and debt securities that automatically became effective upon filing with the SEC in May 2025 and expires in May 2028. Per the terms of ERPOP’s partnership agreement, Vivmark contributes the net proceeds of all equity offerings to ERPOP in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis) or preference units (on a one-for-one Preferred Share per Preference Unit basis). As a result, the net proceeds from Common Shares and Preferred Shares are allocated for the Company between shareholders’ equity and noncontrolling interests and for the Operating Partnership between General Partner Capital and Limited Partner Capital to account for the change in their respective percentage ownership of the underlying equity.

The Company has an At-The-Market (“ATM”) share offering program which allows Vivmark to issue Common Shares from time to time into the existing trading market at current market prices or through negotiated transactions, including under forward sale arrangements. The current program matures in May 2028 and gives Vivmark the authority to issue up to 13 million Common Shares, all of which remain available for issuance as of September 30, 2026. AvalonBay suspended its previously existing continuous equity program as of the date of the Merger Agreement and subsequently terminated the program upon the closing of the Merger.

During the year ended December 31, 2024, AvalonBay completed an underwritten public offering pursuant to which it entered into forward contracts to sell 10,278,240 Common Shares at a discount to the closing price of $81.10 per share for net proceeds of $808.6 million based on the initial forward price. During the nine months ended September 30, 2026, AvalonBay fully settled the outstanding forward contracts, issuing 10,278,240 Common Shares at an average price of $78.75 per share for proceeds of $809.4 million.

During the nine months ended September 30, 2026, AvalonBay repurchased 3,157,028 Common Shares at an average price of $62.87 per share, including fees, for a total of $198.5 million under its previously existing stock repurchase program. In connection with the Merger, AvalonBay suspended its stock repurchase program as of the date of the Merger Agreement. The Company maintains Equity Residential's share repurchase program. Pursuant to the share repurchase program, when Vivmark repurchases Common Shares, ERPOP will concurrently repurchase and retire the same amount of OP Units issued to Vivmark. As of September 30, 2026, 8,156,451 Common Shares remained available for repurchase under this program.

9.
Share-Based Compensation

Any Common Shares issued pursuant to Vivmark’s equity incentive compensation and employee share purchase plans result in ERPOP issuing OP Units to Vivmark on a one-for-one basis with ERPOP receiving the net cash proceeds of such issuances.

Overview of Share-Based Compensation Plans

Following the closing of the Merger, the Company assumed AvalonBay’s 2026 Equity Incentive Plan (the “2026 Plan”), AvalonBay’s Second Amended and Restated 2009 Equity Incentive Plan (the “2009 Plan”), and AvalonBay’s Deferred Compensation Plan. While the 2026 Plan replaced the 2009 Plan effective May 20, 2026, awards previously granted under the 2009 Plan remain outstanding. Outstanding awards under both the 2026 Plan and the 2009 Plan, as well as obligations under the Deferred Compensation Plan, were converted into or assumed as obligations or equity awards of the Company in accordance with the Merger Agreement, as described below. The Company maintains Equity Residential's 2019 Share Incentive Plan (the “2019 Plan”), which was approved by Equity Residential’s shareholders on June 27, 2019. Pursuant to the 2019 Plan, officers, trustees, key employees and consultants of the Company and its subsidiaries may be granted share options to acquire Common Shares (“Options”), including non-qualified share options and incentive share options, share appreciation rights (“SARs”), or restricted shares or units, including long-term incentive plan awards. Options, SARs, restricted shares and restricted units are collectively referred to herein as “Awards”. The 2019 Plan reserves 11,331,958 Common Shares for issuance and expires on June 27, 2029. As of September 30, 2026, 4,212,339 Common Shares were available for future issuance. Equity Residential's 2011 Share Incentive Plan also survived the Merger and will terminate when all outstanding Awards have expired and been exercised/vested.

In connection with the Merger, the Company granted certain post-closing management retention equity awards and recognized accelerated share-based compensation expense on certain existing awards under its equity incentive plans that accelerated pursuant to the terms of the Merger Agreement. During the three months ended September 30, 2026, the Company incurred $11.4 million in accelerated share-based compensation costs related to awards that vested upon consummation of the Merger, which is included in general and administrative expenses on the accompanying consolidated statements of operations. Refer to Note 3, "Business Combination," for discussion of transaction and other Merger-related costs.

Treatment of AvalonBay and Equity Residential Awards

At the effective time of the Merger, each outstanding AvalonBay equity award, other than any award of deferred stock units, was converted into an Award of the Company in accordance with the Merger Agreement, as adjusted by the Exchange Ratio. The converted AvalonBay awards remain outstanding and generally continue to be subject to the terms and conditions of the applicable equity incentive compensation plan and award agreement in effect immediately prior to the effective time of the Merger. Outstanding AvalonBay performance awards were converted into restricted share or restricted unit awards based on the greater of target performance and the actual level of performance determined as of close of the Merger, with the performance conditions eliminated and the remaining awards subject to the applicable time-based vesting requirements that applied immediately prior to the effective time of the Merger. Outstanding AvalonBay deferred stock units were converted into Common Shares based on the Exchange Ratio.

Equity Residential Options and restricted shares/units remain outstanding and continue to be subject to the terms and conditions of the 2019 Plan except that each Equity Residential long-term incentive plan award was deemed achieved based on the greater of target performance and the actual level of performance determined as of close of the Merger, with the performance conditions eliminated and the earned awards remaining subject to the applicable time-based vesting requirements.

Compensation Awards

The following table summarizes the terms of the Awards. Unless otherwise noted below, the terms apply to all Awards, including AvalonBay awards converted in connection with the Merger.

	Options	Restricted Shares	Restricted Units
Overview	Options exercised after vesting result in issuance of new Common Shares.	Restricted shareholders generally have the same voting rights and receive quarterly dividend payments on their shares at the same rate and on the same date as any other Common Share holder (1).

When certain conditions are met, restricted units convert into an equal number of OP Units, which the holder may exchange for Common Shares on a one-for-one basis or at the option of the Company, the cash value of such shares. Restricted unitholders receive quarterly distribution payments on their restricted units at the same rate and on the same date as any other OP Unit holder (1).

Grant/Exercise Price	Granted at the fair market value of Common Shares as of the grant date.	Granted at the fair market value of Common Shares as of the grant date.	Granted at varying discount rates to the fair market value of Common Shares as of the grant date (3).
Vesting Period	In three equal installments over a three-year period from the grant date.	Three years from the grant date (2).	Three years from the grant date.
Expiration	Ten years from the grant date.	Not applicable.	Ten years from the grant date (3).
Upon Employee Termination	Unvested options are canceled (2).	Unvested restricted shares are canceled (2).	Unvested restricted units are canceled (2).

(1)
Dividends and distributions paid on unvested restricted shares and units are included as a component of retained earnings and Noncontrolling Interest – Operating Partnership/Limited Partner Capital, respectively, and have not been considered in reducing net income available to Common Shares and Units in a manner similar to the Company’s preferred share and preference unit dividends for the earnings per share and Unit calculation.
(2)
Certain AvalonBay time-based restricted share awards granted under the 2009 and/or 2026 Plans vest over a three-year period at one-third per year. AvalonBay options, restricted share and restricted unit awards granted under the 2009 and/or 2026 Plans vest upon employee termination without cause. Certain Vivmark Awards granted in connection with the Merger vest upon termination without cause, except for retirement.
(3)
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

Compensation Expense and Award Activity

The following table summarizes the Award activity of the 2019 Plan, 2026 Plan and 2009 Plan for the nine months ended September 30, 2026:

	Common Shares Subject to Options	Restricted Shares	Restricted Units
Balance at December 31, 2025	758,463	466,931	716,061
Equity Residential Awards assumed	3,993,585	548,755	1,079,579
Merger-related conversions	—	319,625	(277,353)
Awards granted	385,082	601,073	1,200,177
Awards exercised/vested	(213,275)	(424,377)	(837,397)
Awards forfeited	(10,723)	(131,428)	(209,152)
Awards expired	(72,345)	—	—
Balance at September 30, 2026	4,840,787	1,380,579	1,671,915

The following table summarizes information regarding Options outstanding and exercisable at September 30, 2026:

	Options	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price
Options outstanding	4,840,787	3.98	$65.43
Options exercisable	4,537,971	3.66	$65.43
Vested and expected to vest	300,595	8.81	$65.38

Total employee compensation expense recognized in net income (loss) was $36.1 million and $21.4 million for the nine months ended September 30, 2026 and 2025, respectively, and total capitalized compensation expense was $8.9 million and $9.7 million for the nine months ended September 30, 2026 and 2025, respectively. At September 30, 2026, total unrecognized compensation cost was $93.6 million which is expected to be recognized over a weighted average period of 1.4 years. The Company reverses any previously recognized compensation expense for forfeitures as they occur.

Deferred compensation related to the Company's Awards does not impact the Company's consolidated financial statements until recognized as compensation cost.

10.
Earnings Per Share and Earnings Per Unit

Vivmark Residential

The following tables set forth the computation of earnings per share – basic and earnings per share – diluted for the Company (amounts in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator for earnings per share – basic:
Net income (loss)	$(747,141)	$384,162	$(261,959)	$890,614
Net (income) loss attributable to noncontrolling interests – Operating Partnership	8,751	—	8,751	—
Net (income) loss attributable to noncontrolling interests – DownREIT Units	2,276	(2,856)	(1,457)	(4,046)
Net (income) loss attributable to noncontrolling interests – Partially Owned Communities	966	—	966	—
Preferred distributions	(355)	—	(355)	—
Numerator for earnings per share – basic	$(735,503)	$381,306	$(254,054)	$886,568
Numerator for earnings per share – diluted:
Net income (loss)	$(747,141)	$384,162	$(261,959)	$890,614
Net (income) loss attributable to noncontrolling interests – DownREIT Units	2,276	(2,856)	(1,457)	(4,046)
Net (income) loss attributable to noncontrolling interests – Partially Owned Communities	966	—	966	—
Preferred distributions	(355)	—	(355)	—
Numerator for earnings per share – diluted	$(744,254)	$381,306	$(262,805)	$886,568
Denominator for earnings per share – basic and diluted:
Denominator for earnings per share – basic	581,369	396,855	455,953	396,977
Effect of dilutive securities:
OP Units	4,069	—	1,371	—
Long-term compensation shares/units	—	1,079	—	1,055
Denominator for earnings per share – diluted	585,438	397,934	457,324	398,032
Earnings per share – basic	$(1.27)	$0.96	$(0.56)	$2.23
Earnings per share – diluted	$(1.27)	$0.96	$(0.57)	$2.23

ERP Operating Limited Partnership

The following tables set forth the computation of earnings per Unit – basic and earnings per Unit – diluted for the Operating Partnership (amounts in thousands except per Unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator for earnings per Unit – basic and diluted:
Net income (loss)	$(747,141)	$384,162	$(261,959)	$890,614
Net (income) loss attributable to noncontrolling interests – DownREIT Units	2,276	(2,856)	(1,457)	(4,046)
Net (income) loss attributable to noncontrolling interests – Partially Owned Communities	966	—	966	—
Allocation to Preference Units	(355)	—	(355)	—
Numerator for earnings per Unit – basic and diluted	$(744,254)	$381,306	$(262,805)	$886,568
Denominator for earnings per Unit – basic and diluted:
Denominator for earnings per Unit – basic	585,438	396,855	457,324	396,977
Effect of dilutive securities:
Dilution for Units issuable upon assumed exercise/vesting of the Company’s long-term compensation shares/units	—	1,079	—	1,055
Denominator for earnings per Unit – diluted	585,438	397,934	457,324	398,032
Earnings per Unit – basic	$(1.27)	$0.96	$(0.57)	$2.23
Earnings per Unit – diluted	$(1.27)	$0.96	$(0.57)	$2.23

11.
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

Financial Instruments Carried at Fair Value

Derivative Financial Instruments

Hedging Derivatives are carried at fair value in the Company's financial statements. The Company minimizes its credit risk on these transactions by dealing with major, creditworthy financial institutions and monitors the credit ratings of counterparties and the exposure of the Company to any single entity. The Company believes the likelihood of realizing losses from counterparty nonperformance is remote. The Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, relying on readily observable market parameters such as forward yield curves, interest rates, term to maturity, volatility and credit default swap data. Credit valuation adjustments associated with these derivatives use Level 3 inputs, such as estimates of current credit spreads, which the Company concluded are not significant. As a result, the Company determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

The following table summarizes the consolidated derivative positions at September 30, 2026 (amounts in thousands):

	Non-designated Hedges	Cash Flow Hedges
	Interest Rate Caps	Interest Rate Swaps
Notional balance	$353,818	$700,000
Weighted average interest rate (1)	5.5%	N/A
Weighted average capped/swapped interest rate	6.7%	3.6%
Earliest maturity date	November 2026	January 2027
Latest maturity date	July 2029	April 2029

(1)
For debt hedged by interest rate caps, represents the weighted average interest rate on the hedged debt prior to any impact of the associated interest rate caps.

During the nine months ended September 30, 2026, the Company entered into $150.0 million of forward starting interest rate swap agreements designated as cash flow hedges of interest rate variability on future debt issuance activity through December 31, 2026. The Company expects to cash settle the swaps and either pay or receive cash for the then current fair value. Assuming that the Company issues the debt as expected, the hedging impact from these positions will then be recognized over the life of the issued debt as a yield adjustment.

The Company had certain derivatives not designated as hedges during the three and nine months ended September 30, 2026 and 2025, for which fair value changes during each of the respective periods were not material.

As of September 30, 2026 and December 31, 2025, there were $57.6 million and $26.5 million in deferred gains, net, included in accumulated other comprehensive income (loss), respectively, related to previously settled and/or unsettled derivative instruments. The Company anticipates reclassifying $7.8 million of net hedging gains from accumulated other comprehensive income (loss) into earnings within the next 12 months as an offset to the hedged item during this period.

Redeemable Noncontrolling Interests

Redeemable Noncontrolling Interests are adjusted to the greater of carrying value or the market value of the Common Share price of Vivmark at the end of each respective reporting period. As the valuation is based on observable inputs, Redeemable Noncontrolling Interests are classified as Level 2.

Employee holdings (other than Common Shares) within the supplemental executive retirement plan (the “SERP”)

Employee holdings (other than Common Shares) within the supplemental executive retirement plan (the “SERP”) are valued using quoted market prices for identical assets. These holdings are included in other assets and other liabilities on the consolidated balance sheets.

Financial Instruments Not Carried at Fair Value

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalent and restricted cash balances are held with various financial institutions within accounts designed to preserve principal. The Company monitors credit ratings of these financial institutions and the concentration of cash, cash equivalent and restricted cash balances with any one financial institution and believes the likelihood of realizing material losses related to cash, cash equivalent and restricted cash balances is remote. Cash, cash equivalent and restricted cash balances are carried at their face amounts, which reasonably approximate their fair values and are Level 1 within the fair value hierarchy.

Other Financial Instruments

Other financial instruments consist of (i) rents, (ii) other receivables, including notes receivable, (iii) prepaid expenses, (iv) accounts and construction payable and (v) accrued expenses and other liabilities. These assets and liabilities are carried at their face amounts, which reasonably approximate their fair values. The Company determined that its notes receivable approximate fair value because interest rates, yields and other terms are consistent with interest rates, yields and other terms currently available for similar instruments and are considered to be a Level 2 price within the fair value hierarchy.

Equity Securities

The Company has direct equity investments in third-party property technology companies without readily determinable fair values and has elected to measure them using the measurement alternative in accordance with the applicable accounting standards for equity securities. These investments are carried at cost less any impairment and adjusted to fair value if there are observable price changes for an identical or similar investment of the same issuer.

The following table summarizes the Company’s property technology investment securities included in prepaid expenses and other assets as of September 30, 2026 and December 31, 2025 (amounts in thousands):

	September 30, 2026	December 31, 2025
Property technology investments	$158,747	$78,686

During the three months ended September 30, 2026 and 2025, the Company recognized unrealized gains of $24.4 million and $42.4 million, respectively, and unrealized gains of $18.3 million and $39.9 million during the nine months ended September 30, 2026 and 2025, respectively, related to these investments, which were reported as a component of other income (expense), net on the accompanying consolidated statements of operations. As of September 30, 2026, the Company had recorded cumulative fair value adjustments of $86.8 million for net unrealized gains on equity securities.

Indebtedness

The Company values its fixed rate unsecured debt using quoted market prices, a Level 1 price within the fair value hierarchy. The Company values its mortgage notes payable, the Term Loan and any outstanding amounts under the Credit Facilities and Commercial Paper Program using a discounted cash flow analysis on the expected cash flows of each instrument. This analysis reflects the contractual terms of the instrument, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The process also considers credit valuation adjustments to appropriately reflect the Company's nonperformance risk. The Company has concluded that the value of its mortgage notes payable, Term Loan and any outstanding amounts under the Credit Facilities and Commercial Paper Program are Level 2 prices as the majority of the inputs used to value its positions fall within Level 2 of the fair value hierarchy.

Financial Instruments Measured/Disclosed at Fair Value on a Recurring Basis

The following tables summarize the classification between the three levels of the fair value hierarchy of the Company's financial instruments measured or disclosed at fair value on a recurring basis (amounts in thousands):

	September 30, 2026
Description	Total Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments
Notes receivable, net	$310,208	$—	$310,208	$—
Non-designated hedges
Interest rate caps	92	—	92	—
Interest rate swaps - assets	28,721	—	28,721	—
Supplemental Executive Retirement Plan	95,984	95,984	—	—
Total Assets	$435,005	$95,984	$339,021	$—

Liabilities
Indebtedness
Fixed rate unsecured debt	$12,600,044	$12,600,044	$—	$—
Mortgage notes payable, commercial paper and Term Loan	3,521,180	—	3,521,180	—
Supplemental Executive Retirement Plan	95,984	95,984	—	—
Total Liabilities	$16,217,208	$12,696,028	$3,521,180	$—

Redeemable Noncontrolling Interests	$169,781	$—	$169,781	$—

	December 31, 2025
Description	Total Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments
Notes receivable, net	$259,051	$—	$259,051	$—
Total Assets	$259,051	$—	$259,051	$—

Liabilities
Interest rate swaps - liabilities	$4,046	$—	$4,046	$—
Indebtedness
Fixed rate unsecured debt	7,025,656	7,025,656	—	—
Mortgage notes payable, commercial paper and Term Loan	1,970,177	—	1,970,177	—
Total Liabilities	$8,999,879	$7,025,656	$1,974,223	$—

12.
Commitments and Contingencies

Commitments

Real Estate Development Commitments

One development community subject to a ground lease includes a completion guaranty that obligates the Company to complete construction of the community and certain off-site infrastructure improvements prior to May 2030. The Company expects to complete construction in Q1 2029 for an estimated total capital cost of $302.3 million.

Contingencies

Litigation and Legal Matters

The Company, as an owner of real estate, is subject to various federal, state and local laws. Compliance by the Company with existing laws has not had a material adverse effect on the Company. However, the Company cannot predict the impact of new or changed laws or regulations on its current communities or on communities that it may acquire in the future.

The Company is involved in various pending and threatened legal proceedings which arise in the ordinary course of business. The Company evaluates these litigation matters on an ongoing basis, but in no event less than quarterly, in assessing the adequacy of its accruals and disclosures. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, the Company records new accruals and/or adjusts existing accruals that represent its best estimate of the loss incurred based on the facts and circumstances known at that time. As of September 30, 2026, the Company does not believe there is any litigation pending or threatened against it that, either individually or in the aggregate and inclusive of the matters discussed below, may reasonably be expected to have a material adverse effect on the Company and its financial condition.

In 2022 and early 2023, Equity Residential was named as a defendant in cases brought by private litigants alleging antitrust violations by RealPage, Inc. and owners and/or operators of multifamily housing which utilize revenue management systems provided by RealPage, Inc. The complaints allege collusion among the defendants to illegally fix and inflate the pricing of multifamily rents and seek monetary damages, injunctive relief, fees and costs. On April 13, 2026, Equity Residential entered into a settlement agreement to fully resolve the consolidated putative class action litigation at an amount totaling $56.0 million. On May 12, 2026, Equity Residential funded the $56.0 million to the claims administrator in accordance with the terms of the settlement agreement, and on October 15, 2026, the settlement received final approval from the court. The Company also continues to vigorously defend three other cases with similar allegations filed by the District of Columbia (against Equity Residential and AvalonBay), the State of Maryland (against Equity Residential and AvalonBay), and the State of New Jersey (against AvalonBay), against RealPage, Inc. and a number of multifamily owners and/or operators, including the Company, and no assurance can be given that similar additional cases will not be filed in the future. The resolution of these proceedings cannot be predicted with certainty.

13.
Reportable Segments

The Company's reportable operating segments include Same Store, Other Stabilized and Development/Redevelopment. Annually as of January 1, the Company determines which of its communities fall into each of these categories and generally maintains that classification throughout the year for the purpose of reporting segment operations, unless disposition or redevelopment plans regarding a community change. In addition, the Company owns land for future development and has other corporate assets that are not allocated to an operating segment.

The Company's segment disclosures present the measure(s) used by the Chief Operating Decision Maker ("CODM") for assessing each segment's performance. The Company's CODM is comprised of several members of its executive management team, including its Chief Executive Officer and President, Chief Financial Officer, Chief Development Officer, Chief Investment and Growth Officer, Chief Operating Officer, and Executive Vice President - Portfolio and Asset Management. The CODM uses net operating income ("NOI") as the primary financial measure for Same Store communities and Other Stabilized communities. NOI is defined by the Company as total property revenue less direct property operating expenses including property taxes. NOI excludes corporate-level income and expenses including management, development and other fee income, property management expense, expensed development and pursuit costs, transaction costs, interest expense, casualty and impairment loss, gain/loss on sale of communities, income/loss from unconsolidated real estate investments, non-operating gains/losses, other income/expense, net and tax benefit/expense. Although the Company considers NOI a useful measure of communities' operating performance, NOI should not be considered an alternative to net income or net cash flow from operating activities, as determined in accordance with GAAP.

The CODM evaluates the Company's financial performance on a consolidated residential and non-residential basis. The non-residential results attributable to the non-apartment components of the Company's mixed-use communities and other non-residential operations represent 2.0% and 1.5% of total NOI for the three months ended September 30, 2026 and 2025, respectively, and 1.7% and 1.6% of total NOI for the nine months ended September 30, 2026 and 2025, respectively.

A reconciliation of NOI to net income (loss) for the three and nine months ended September 30, 2026 and 2025 is as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net (loss) income	$(747,141)	$384,162	$(261,959)	$890,614
Adjustments:
Property management, net of corporate income	54,319	37,192	130,903	111,449
General and administrative	118,308	22,052	167,521	64,828
Expensed development and pursuit costs	5,017	1,392	16,042	8,629
Transaction costs	464,321	—	476,688	—
Depreciation	897,976	230,371	1,364,056	679,989
Interest expense	123,791	68,172	268,652	197,933
Casualty and impairment loss	2,374	—	6,993	858
(Gain) loss on sale of communities	(108,304)	(180,155)	(287,877)	(336,081)
(Income) loss from unconsolidated real estate investments	5,811	(137)	6,286	(552)
Non-operating (gains) losses	(3,593)	(42,454)	(5,516)	(43,849)
Other (income) expense, net	(11,446)	(9,594)	(29,933)	(27,740)
Tax (benefit) expense	(672)	(166)	(832)	(772)
Total NOI	$800,761	$510,835	$1,851,024	$1,545,306

The primary performance measure for communities under development or redevelopment depends on the stage of completion. While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.

The following tables detail the Company's segment information as of the dates specified (amounts in thousands). The segments are classified based on the individual community's status at January 1, 2026. As Equity Residential communities were acquired in connection with the Merger on August 17, 2026, they are not included in the Same Store segment. The Equity Residential communities with stabilized occupancy are classified in the Other Stabilized segment and will not be eligible to enter the Company's Same Store segment until January 1, 2028. Segment information for the three and nine months ended September 30, 2026 and 2025 has been adjusted to exclude the real estate assets that were sold from January 1, 2025 through September 30, 2026, or otherwise qualify as held for sale as of September 30, 2026, as described in Note 4, "Real Estate".

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
	Rental Income (1)	Operating Expenses	NOI (2)	Rental Income (1)	Operating Expenses	NOI (2)
Same Store	$722,138	$244,137	$478,001	$699,479	$226,682	$472,797
Other Stabilized	429,512	132,256	297,256	28,222	11,150	17,072
Development / Redevelopment	33,483	13,402	20,081	11,380	5,572	5,808
Total reportable segments	$1,185,133	$389,795	$795,338	$739,081	$243,404	$495,677

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	Rental Income (1)	Operating Expenses	NOI (2)	Rental Income (1)	Operating Expenses	NOI (2)
Same Store	$2,130,884	$685,202	$1,445,682	$2,086,756	$651,026	$1,435,730
Other Stabilized	497,277	157,578	339,699	59,881	24,450	35,431
Development / Redevelopment	76,458	31,771	44,687	28,200	12,789	15,411
Total reportable segments	$2,704,619	$874,551	$1,830,068	$2,174,837	$688,265	$1,486,572
(1)
Does not include non-allocated revenue. Non-allocated revenue represents third-party property management, developer fees and miscellaneous income and other ancillary items which are not allocated to a reportable segment. Non-allocated revenue is $1,954 and $1,870 for the three months ended September 30, 2026 and 2025, respectively, and $5,568 and $5,204 for the nine months ended September 30, 2026 and 2025, respectively.
(2)
Does not include NOI from real estate assets sold or held for sale. NOI related to these assets is $5,423 and $15,158 for the three months ended September 30, 2026 and 2025, respectively, and $20,956 and $58,734 for the nine months ended September 30, 2026 and 2025, respectively.

The following table presents a summary of operating expenses for each reportable segment for the periods presented (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Same Store operating expenses
Property taxes	$87,888	$80,826	$249,688	$235,281
On-site payroll	41,185	40,138	120,834	118,804
Repairs and maintenance	47,124	45,040	125,961	120,950
Utilities	37,964	29,562	98,002	83,722
Office Operations	14,616	15,466	45,454	47,378
Insurance	10,206	10,809	31,609	31,509
Marketing	5,154	4,841	13,654	13,382
Total Same Store operating expenses	244,137	226,682	685,202	651,026

Other Stabilized operating expenses
Property taxes	54,622	4,486	64,680	9,171
On-site payroll	23,374	2,119	28,080	4,538
Repairs and maintenance	15,936	1,849	20,260	3,340
Utilities	22,609	545	24,473	1,753
Office Operations	9,993	775	11,879	2,218
Insurance	4,263	775	6,027	1,794
Marketing	1,459	601	2,179	1,636
Total Other Stabilized operating expenses	132,256	11,150	157,578	24,450

Development / Redevelopment operating expenses	13,402	5,572	31,771	12,789
Total operating expenses	$389,795	$243,404	$874,551	$688,265

The following table presents total real estate assets, net for each reportable segment as of September 30, 2026 (amounts in thousands):

	September 30, 2026
	Same Store	Other Stabilized	Development / Redevelopment	Total (1)
Total real estate assets	$16,069,700	$33,669,925	$3,336,182	$53,075,807
(1)
Does not include real estate assets, net of communities sold or held for sale as of September 30, 2026.
14.
Subsequent Events

The Company has evaluated subsequent events through the date on which this Quarterly Report on Form 10-Q was filed, the date on which these financial statements were issued, and identified the items below for discussion.

As of November 6, 2026, the principal amount outstanding under the Commercial Paper Program was $2.0 billion.

In October and November 2026, the Company had the following activity:

•
The Company repaid $300.0 million of its 2.90% unsecured notes at par upon maturity.
•
The Company repaid $500.0 million of its 2.85% unsecured notes at par upon maturity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help provide an understanding of our business, financial condition and results of operations. This MD&A should be read in conjunction with our Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included elsewhere in this report, as well as the Annual Report on Form 10-K for the year ended December 31, 2025 of AvalonBay Communities, Inc., a Maryland corporation (“AvalonBay”), and the combined Annual Report on Form 10-K for the year ended December 31, 2025 of Equity Residential, a Maryland real estate investment trust (“Equity Residential”), and ERP Operating Limited Partnership, an Illinois limited partnership (“ERPOP”), each as previously filed with the SEC.

Forward-Looking Statements

Forward-looking statements are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, projections and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “may,” “will,” “should,” “could” and similar expressions identify forward-looking statements. While the Company’s management believes the assumptions underlying its forward-looking statements are reasonable, such information is inherently subject to uncertainties and may involve certain risks, which could cause actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements, including, without limitation, with respect to our ability to realize the anticipated benefits of the Merger. Many of these uncertainties and risks are difficult to predict and beyond management’s control. Additional factors that might cause such differences are discussed in Part I of AvalonBay’s Annual Report on Form 10-K for the year ended December 31, 2025 and of Equity Residential’s and ERPOP’s combined Annual Report on Form 10-K for the year ended December 31, 2025, particularly under Item 1A, Risk Factors, in each report. Additional factors are also included in Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q. Forward-looking statements and related uncertainties are also included in the Notes to Consolidated Financial Statements in this report. Forward-looking statements are not guarantees of future performance, results or events. The forward-looking statements contained herein are made as of the date hereof, and the Company undertakes no obligation to update or supplement these forward-looking statements.

Executive Overview

Business Description

On August 17, 2026 (the "Merger Date"), AvalonBay, Equity Residential, ERPOP, and Canopy Merger Sub LLC, a Maryland limited liability company and a direct wholly owned subsidiary of Equity Residential (“Merger Sub”), completed the transactions contemplated by the Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, (i) AvalonBay contributed certain assets to ERPOP in exchange for units of partnership interest in ERPOP with an aggregate value equal to the fair market value of the contributed assets (the “Asset Contribution”), and (ii) following the Asset Contribution, AvalonBay merged with and into Merger Sub, with Merger Sub surviving as a direct, wholly owned subsidiary of Equity Residential (the “Merger”). Following the consummation of the Merger, Equity Residential contributed all of the membership interests of Merger Sub to ERPOP, and Merger Sub then merged with and into ERPOP, with ERPOP continuing as the surviving entity. On the Merger Date, Equity Residential was renamed Vivmark Residential ("Vivmark").

At the effective time of the Merger, each outstanding share of AvalonBay common stock was automatically cancelled and converted into the right to receive 2.793 common shares ("Common Shares") of Vivmark (the “Exchange Ratio”), plus the right, if any, to receive cash in lieu of fractional Common Shares. As a result, former AvalonBay stockholders and Equity Residential shareholders owned approximately 51% and 49% of Vivmark, respectively.

The Merger was accounted for as a reverse acquisition under ASC 805, Business Combinations, with Equity Residential as the legal acquirer and AvalonBay as the accounting acquirer. AvalonBay was determined to be the accounting acquirer based on the following: (i) former AvalonBay stockholders hold the largest portion of the voting rights in the Company; and (ii) AvalonBay’s senior management, including its Chief Executive Officer and President, comprise the majority of the executive management team of the Company. Accordingly, the Company’s historical financial statements for periods before the Merger Date are those of AvalonBay, and share and per share amounts for those periods have been retroactively adjusted to reflect the Exchange Ratio. AvalonBay’s assets and liabilities continue to be reported at their historical carrying amounts, and Equity Residential’s identifiable assets acquired and liabilities assumed were recognized at their fair values as of the Merger Date. The Company’s results include Equity Residential’s operations from the Merger Date. See Note 3, "Business Combination," of the Consolidated Financial Statements for further discussion of the Merger.

Vivmark develops, redevelops, acquires, owns and operates multifamily communities in premier U.S. markets and has elected to be taxed as a real estate investment trust (“REIT”).

References to the “Company,” “we,” “us” or “our” mean collectively Vivmark, ERPOP and the entities and subsidiaries owned or controlled by Vivmark and/or ERPOP. References to the “Operating Partnership” mean collectively ERPOP and the entities and subsidiaries owned or controlled by ERPOP.

Vivmark is the sole general partner of ERPOP (“General Partner”) and, as of September 30, 2026, owned an approximate 98.7% ownership interest in ERPOP. References to "General Partner Capital" and "General Partner Units" represent Vivmark's ownership interest in ERPOP. Approximately 1.3% is owned by ERPOP's limited partners ("Limited Partners"). References to "Limited Partner Capital" and "Limited Partner Units" represent Limited Partners' interests in ERPOP. The Company conducts all of its community ownership, operations, development, redevelopment and any other activity through the Operating Partnership, which holds all of the assets of the Company, including the Company’s ownership interests in its joint ventures. Vivmark has no assets or liabilities other than its investment in ERPOP. Vivmark is obligated to contribute the net proceeds of its equity offerings to ERPOP. In exchange, it receives one unit of partnership interest in ERPOP (“OP Unit”) for each Common Share of Vivmark, or, for any preferred share offerings, preference units with economic terms substantially the same as the related preferred shares. Vivmark does not have any indebtedness as all debt is incurred by the Operating Partnership. ERPOP is structured as a partnership with no publicly traded equity.

The Company’s dual corporate headquarters are located in Chicago, Illinois and Arlington, Virginia. The Company also operates regional property management offices in most of its markets.

Third Quarter 2026 Operating Highlights

•
Net loss attributable to Common Shares for the three months ended September 30, 2026 was $735.5 million compared to net income attributable to Common Shares of $381.3 million for the prior year period, a decrease of $1.1 billion. The decrease was primarily attributable to an increase in depreciation expense driven by real estate assets acquired in the Merger, specifically in-place lease intangible assets, and transaction costs associated with the Merger.
•
Same Store NOI attributable to our apartment rental operations, including parking and other ancillary residential ("Residential") revenue, for the three months ended September 30, 2026 was $471.6 million, an increase of $4.2 million, or 0.9%, over the prior year period. The increase was primarily attributable to an increase in Residential revenue of $21.5 million, or 3.1%, partially offset by an increase in Residential property operating expenses of $17.3 million, or 7.6%.
•
Other Stabilized Residential NOI for the three months ended September 30, 2026 was $288.9 million, an increase of $273.5 million over the prior year period due to the real estate assets acquired in the Merger.
•
Development and Redevelopment Residential NOI for the three months ended September 30, 2026 was $19.3 million, an increase of $13.8 million over the prior year period due to recently completed Development projects that had not reached stabilized occupancy.

Third Quarter 2026 Development Highlights

At September 30, 2026, we owned or held a direct or indirect interest in:

•
28 wholly owned communities under construction, which are expected to contain 9,104 apartment homes with a projected total capitalized cost of $3.5 billion.
•
Land or rights to land on which we expect to develop an additional 32 apartment communities that, if developed as expected, will contain 10,273 apartment homes.

Third Quarter 2026 Real Estate Transaction Highlights

During the three months ended September 30, 2026 we sold two wholly owned communities containing 467 apartment homes for $208.1 million.

Communities Overview

Our real estate investments consist primarily of current apartment operating communities ("Current Communities"), consolidated and unconsolidated communities in various stages of development ("Development" communities and "Unconsolidated Development" communities) and Development Rights (as defined below). Our Current Communities are further classified as Same Store communities, Other Stabilized communities, Redevelopment communities and Unconsolidated communities. Our Current Communities and Development communities include communities that we wholly own as well as communities that we partially own through consolidated or unconsolidated joint ventures. While we generally establish the classification of communities on an annual basis, we update the classification of communities during the calendar year to the extent that our plans with regard to the disposition or redevelopment of a community change, or if something occurs that materially impacts the operations of a community such as a casualty loss. The following is a description of each category:

Current Communities are categorized as Same Store, Other Stabilized, Redevelopment, or Unconsolidated according to the following attributes:

•
Same Store is composed of consolidated communities where a comparison of operating results from the prior year to the current year is meaningful as these communities were owned and had stabilized occupancy as of the beginning of the respective prior year period. For the nine month periods ended September 30, 2026 and 2025, Same Store communities are consolidated for financial reporting purposes, had stabilized occupancy as of January 1, 2025, are not conducting or expected to conduct substantial redevelopment activities and are not held for sale as of September 30, 2026 or probable for disposition to unrelated third parties within the current year. As Equity Residential communities were acquired in connection with the Merger on August 17, 2026, they are not classified as Same Store communities. The Equity Residential communities with stabilized occupancy are classified as Other Stabilized communities and will not be eligible to enter the Company's Same Store portfolio until January 1, 2028. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 90% physical occupancy or (ii) the one year anniversary of completion of development or redevelopment.
•
Other Stabilized is composed of completed consolidated communities that we wholly or partially own and that are not Same Store but which have stabilized occupancy, as defined above, as of January 1, 2026, or which were acquired subsequent to January 1, 2025. Other Stabilized includes all stabilized consolidated communities acquired in the Merger. Other Stabilized excludes communities that are conducting, or are probable to conduct substantial redevelopment activities within the current year, as defined below.
•
Redevelopment is composed of consolidated communities where substantial redevelopment occurred, is in progress, or is probable to begin during the fiscal year. Redevelopment is considered substantial when (i) capital invested is expected to exceed the lesser of $5,000,000 or 10% of the community's pre-redevelopment basis and (ii) physical occupancy is below or is expected to be below 90% during, or as a result of, the redevelopment activity.
•
Unconsolidated is composed of communities that we have an indirect ownership interest in through our investment interest in an unconsolidated joint venture.

Development is composed of consolidated projects that are either currently under construction, were under construction and were completed during the current year or where construction has been complete for less than one year and that do not have stabilized occupancy. These projects may be partially or fully complete and operating.

Unconsolidated Development is composed of projects that are either currently under construction, or were under construction and were completed during the current year, in which we have an indirect ownership interest through an unconsolidated joint venture. These projects may be partially or fully complete and operating.

Development Rights are development opportunities in the early phase of the development process where we either have an option to acquire land or enter into a leasehold interest, where we are the buyer under a long-term conditional contract to purchase land, where we control the land through a ground lease or own land to develop a new community, or where we are the designated developer in a public-private partnership. We capitalize related pre-development costs incurred in pursuit of new developments for which we currently believe future development is probable.

As of September 30, 2026, communities that we owned or held a direct or indirect interest in were classified as follows:

	Communities	Homes
Same Store:
Boston, MA	39	9,697
Metro NY/NJ	41	12,795
Mid-Atlantic	36	12,655
Southeast Florida	9	3,091
Denver, CO	8	2,192
Seattle, WA	19	5,624
Northern California	37	11,197
Southern California	59	17,899
Other expansion regions	12	3,200
Total Same Store	260	78,350

Other Stabilized (1):
Boston, MA	25	6,908
Metro NY/NJ	35	8,784
Mid-Atlantic	42	13,553
Atlanta, GA	22	6,420
Southeast Florida	1	270
Denver, CO	17	5,085
Seattle, WA	40	8,419
Northern California	41	12,339
Southern California	77	19,994
Other expansion regions	26	8,019
Total Other Stabilized	326	89,791

Redevelopment	1	842

Unconsolidated	11	3,410

Total Current Communities	598	172,393

Development	36	12,180

Unconsolidated Development	2	639

Total Communities	636	185,212

Development Rights	32	10,273

(1)
Other Stabilized includes all stabilized consolidated communities acquired in the Merger (the “Equity Residential Communities”), including communities that are partially owned through consolidated joint ventures. Equity Residential Communities held through unconsolidated joint ventures are included in Unconsolidated.

Results of Operations

Our results of operations are driven by our operating platform and are primarily affected by both overall and individual geographic market conditions and apartment fundamentals. A comparison of our operating results for the three and nine months ended September 30, 2026 and 2025 is as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
REVENUES
Rental income	$1,193,530	$764,926	$2,737,962	$2,267,665
Management, development and other fees	1,954	1,870	5,568	5,204
Total revenues	1,195,484	766,796	2,743,530	2,272,869

EXPENSES
Property operating, excluding property taxes	245,277	164,342	559,223	464,748
Property taxes	147,492	89,749	327,715	257,611
Property management	56,273	39,062	136,471	116,653
General and administrative	118,308	22,052	167,521	64,828
Expensed development and pursuit costs	5,017	1,392	16,042	8,629
Transaction costs	464,321	—	476,688	—
Depreciation	897,976	230,371	1,364,056	679,989
Interest expense	123,791	68,172	268,652	197,933
Casualty and impairment loss	2,374	—	6,993	858
Total expenses	2,060,829	615,140	3,323,361	1,791,249

Gain (loss) on sale of communities	108,304	180,155	287,877	336,081
Income (loss) from unconsolidated real estate investments	(5,811)	137	(6,286)	552
Non-operating gains (losses)	3,593	42,454	5,516	43,849
Other income (expense), net	11,446	9,594	29,933	27,740
Income (loss) before income taxes	(747,813)	383,996	(262,791)	889,842
Tax benefit (expense)	672	166	832	772
Net income (loss)	(747,141)	384,162	(261,959)	890,614
Net (income) loss attributable to noncontrolling interests:
Operating Partnership and DownREIT Units	11,027	(2,856)	7,294	(4,046)
Partially Owned Communities	966	—	966	—
Net income (loss) attributable to controlling interests	(735,148)	381,306	(253,699)	886,568
Preferred distributions	(355)	—	(355)	—
Net income (loss) available to Common Shares	$(735,503)	$381,306	$(254,054)	$886,568

Rental income increased $428.6 million, or 56.0%, and $470.3 million, or 20.7%, for the three and nine months ended September 30, 2026, respectively, as compared to the prior year periods, primarily due to rental revenue from the Equity Residential Communities acquired in the Merger and an increase in rental revenue from our stabilized operating communities. For the Company's same store portfolio, average rental revenue per home increased 2.1% to $3,119 for the nine months ended September 30, 2026.

Our primary financial measure for evaluating each of our apartment communities is net operating income (“NOI”). NOI represents rental income less direct property operating expenses (including property taxes). Management considers NOI to be an important and appropriate supplemental performance measure to net income because it helps both investors and management to understand the core operations of a community or communities prior to the allocation of any corporate-level property management overhead or financing-related costs. Residential NOI represents results attributable to our apartment rental operations, including parking and other ancillary residential revenue.

NOI does not represent cash generated from operating activities in accordance with GAAP, and NOI should not be considered an alternative to net income as an indication of our performance. NOI should also not be considered an alternative to net cash flows from operating activities, as determined by GAAP, as a measure of liquidity, nor is NOI indicative of cash available to fund cash needs.

The following table presents reconciliations of net income (loss) per the Consolidated Statements of Operations to NOI (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net (loss) income	$(747,141)	$384,162	$(261,959)	$890,614
Adjustments:
Property management, net of corporate income	54,319	37,192	130,903	111,449
General and administrative	118,308	22,052	167,521	64,828
Expensed development and pursuit costs	5,017	1,392	16,042	8,629
Transaction costs	464,321	—	476,688	—
Depreciation	897,976	230,371	1,364,056	679,989
Interest expense	123,791	68,172	268,652	197,933
Casualty and impairment loss	2,374	—	6,993	858
(Gain) loss on sale of communities	(108,304)	(180,155)	(287,877)	(336,081)
(Income) loss from unconsolidated real estate investments	5,811	(137)	6,286	(552)
Non-operating (gains) losses	(3,593)	(42,454)	(5,516)	(43,849)
Other (income) expense, net	(11,446)	(9,594)	(29,933)	(27,740)
Tax (benefit) expense	(672)	(166)	(832)	(772)
Total NOI	800,761	510,835	1,851,024	1,545,306

Non-Residential NOI (1)	(15,549)	(7,552)	(31,441)	(25,043)
Residential NOI	$785,212	$503,283	$1,819,583	$1,520,263
(1)
Represents results attributable to the retail and other non-residential operations at our communities.

The following table presents Residential revenue, Residential operating expenses and Residential NOI for our Same Store, Other Stabilized and Development/Redevelopment communities for the three and nine months ended September 30, 2026 and 2025 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Residential revenue:
Same Store	$714,425	$692,949	$2,109,007	$2,066,427
Other Stabilized	417,912	25,608	480,022	51,077
Development / Redevelopment	32,577	11,003	74,447	27,043
Total Residential revenue	1,164,914	729,560	2,663,476	2,144,547
Residential operating expenses:
Same Store	242,810	225,557	680,958	647,675
Other Stabilized	129,029	10,214	152,528	22,136
Development / Redevelopment	13,286	5,515	31,361	12,639
Total Residential operating expenses	385,125	241,286	864,847	682,450
Residential NOI (1):
Same Store	471,615	467,392	1,428,049	1,418,752
Other Stabilized	288,883	15,394	327,494	28,941
Development / Redevelopment	19,291	5,488	43,086	14,404
Total Residential NOI	$779,789	$488,274	$1,798,629	$1,462,097
(1)
Does not include Residential NOI from real estate assets sold or held for sale. Residential NOI related to these assets is $5,423 and $15,009 for the three months ended September 30, 2026 and 2025, respectively, and $20,954 and $58,166 for the nine months ended September 30, 2026 and 2025, respectively.

The 0.7% increase in Same Store Residential NOI for the nine months ended September 30, 2026 is due to an increase in Residential revenue of $42.6 million, or 2.1%, partially offset by an increase in Residential property operating expenses of $33.3 million, or 5.1%, over the prior year period.

The following table provides results related to our Residential Same Store operations by market for the nine months ended September 30, 2026 and 2025 (amounts in thousands):

		For the Nine Months Ended September 30,
	Apartment Homes	Revenues			Expenses			NOI
Market		2026	2025	% Change	2026	2025	% Change	2026	2025	% Change
Boston, MA	9,697	$290,821	$287,937	1.0%	$98,882	$94,476	4.7%	$191,939	$193,461	(0.8%)
Metro NY/NJ	12,795	432,245	421,748	2.5%	146,450	134,507	8.9%	285,795	287,241	(0.5%)
Mid-Atlantic	12,655	283,138	279,682	1.2%	94,210	86,019	9.5%	188,928	193,663	(2.4%)
Southeast Florida	3,091	80,870	79,891	1.2%	28,755	26,425	8.8%	52,115	53,466	(2.5%)
Denver, CO	2,192	40,115	41,718	(3.8%)	12,717	13,843	(8.1%)	27,398	27,875	(1.7%)
Seattle, WA	5,624	142,460	142,343	0.1%	41,414	39,075	6.0%	101,046	103,268	(2.2%)
Northern California	11,197	324,784	306,842	5.8%	92,648	91,329	1.4%	232,136	215,513	7.7%
Southern California	17,899	462,624	454,131	1.9%	144,165	139,702	3.2%	318,459	314,429	1.3%
Other expansion regions	3,200	51,950	52,135	(0.4%)	21,717	22,299	(2.6%)	30,233	29,836	1.3%
Total	78,350	$2,109,007	$2,066,427	2.1%	$680,958	$647,675	5.1%	$1,428,049	$1,418,752	0.7%

The following table provides results related to the Equity Residential Communities, which are included in our Other Stabilized results, by market for the period from August 17, 2026, the Merger Date, through September 30, 2026 (amounts in thousands):

Market	Apartment Homes	Revenues	Expenses	NOI
Boston, MA	6,908	$41,358	$11,243	$30,115
Metro NY/NJ	8,235	61,848	24,938	36,910
Mid-Atlantic	13,553	55,495	16,899	38,596
Atlanta, GA	6,420	17,949	5,989	11,960
Denver, CO	4,469	13,418	4,540	8,878
Seattle, WA	8,051	32,223	8,971	23,252
Northern California	11,466	62,351	15,675	46,676
Southern California	19,994	86,538	23,626	62,912
Other expansion regions	4,615	12,123	4,391	7,732
Total	83,711	$383,303	$116,272	$267,031

Property management, net of corporate income increased $17.1 million, or 46.1%, and $19.5 million, or 17.5%, for the three and nine months ended September 30, 2026, respectively, as compared to the prior year periods, primarily due to the inclusion of property management costs of Equity Residential subsequent to the closing of the Merger, primarily for higher payroll related costs, legal and professional fees.

General and administrative increased $96.3 million to $118.3 million and $102.7 million to $167.5 million, for the three and nine months ended September 30, 2026, respectively, as compared to the prior year periods, primarily due to Merger-related compensation costs, including severance costs, transaction awards, and accelerated vesting of long-term compensation.

Expensed development and pursuit costs include write downs and costs related to the abandonment of Development Rights, development pursuits not yet considered probable for development, and abandoned acquisition and disposition pursuits. These costs may vary significantly from year to year driven by fluctuations in our investment activity, volatility in capital market conditions, or other factors. In addition, the timing for recoveries will not always align with the timing for expensing an abandoned pursuit. Expensed development and other pursuit costs were $5.0 million and $16.0 million for the three and nine months ended September 30, 2026, respectively, and $1.4 million and $8.6 million for the three and nine months ended September 30, 2025, respectively.

Transaction costs are primarily composed of transfer taxes, advisory fees and legal fees related to the Merger, and were $464.3 million and $476.7 million for the three and nine months ended September 30, 2026, respectively. See Note 3, "Business Combination," of the Consolidated Financial Statements for further discussion of the Merger.

Depreciation increased $667.6 million to $898.0 million and $684.1 million to $1.4 billion, for the three and nine months ended September 30, 2026, respectively, as compared to the prior year periods, primarily due to expense recognized in the current-year periods on in-place lease intangible assets and real estate acquired in the Merger.

Interest expense increased $55.6 million, or 81.6%, and $70.7 million, or 35.7%, for the three and nine months ended September 30, 2026, respectively, as compared to the prior year periods, primarily resulting from the Merger, whereby the Company assumed $8.4 billion principal amount of secured and unsecured indebtedness that remained outstanding as of September 30, 2026. The debt assumed in the Merger was recognized at fair value, resulting in a net discount of $516.0 million, which is recognized as an increase to the contractual interest expense over the life of the related debt. The increase in interest expense was partially offset by higher capitalized interest. The Company capitalized interest of $17.9 million and $13.7 million during the three months ended September 30, 2026 and 2025, respectively, and $48.4 million and $36.1 million during the nine months ended September 30, 2026 and 2025, respectively.

Casualty and impairment loss for the three and nine months ended September 30, 2026 was $2.4 million and $7.0 million, respectively, and $0.9 million for the nine months ended September 30, 2025, which represents property damage and emergency response at certain of our communities resulting from casualty events.

Gain on sales of communities decreased $71.9 million, or 39.9%, and $48.2 million, or 14.3%, for the three and nine months ended September 30, 2026, respectively, as compared to the prior year periods. The amount of gain realized in a particular period depends on many factors, including the number of communities sold, expected operating performance of the communities and the market conditions in the local area. For the three and nine months ended September 30, 2026, we sold two and five wholly owned communities and recognized a gain of $108.1 million and $287.8 million, respectively. For the three and nine months ended September 30, 2025, we sold six and nine wholly owned communities and recognized a gain of $180.2 million and $336.1 million, respectively.

Loss (income) from investment in unconsolidated real estate investments increased $5.9 million and $6.8 million for the three and nine months ended September 30, 2026, respectively, as compared to the prior year periods, primarily due to depreciation expense recognized on in-place lease intangible assets at unconsolidated communities acquired in the Merger.

Non-operating gains (losses) decreased $38.9 million, or 91.5%, and $38.3 million, or 87.4%, for the three and nine months ended September 30, 2026, respectively, as compared to the prior year periods, primarily due to the impairment of a land parcel and lower unrealized gains on property technology investments in the current year periods.

Liquidity and Capital Resources

With $3.2 billion in readily available liquidity as of October 30, 2026 under Vivmark’s two separate revolving credit facilities (the "Unsecured Revolving Credit Facilities" or the "Credit Facilities"), available cash on hand, staggered debt maturities, strong credit metrics and access to capital markets, we believe Vivmark is well positioned to meet future obligations and take advantage of opportunities. On August 18, 2026, following completion of the Merger, S&P Global Ratings raised our long-term issuer credit rating to ‘A’ with a stable outlook from ‘A-.’

Statements of Cash Flows

The following table sets forth our sources and uses of cash flows for the nine months ended September 30, 2026 and 2025 (amounts in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash flows provided by (used for):
Operating activities	$1,041,874	$1,270,674
Investing activities	$(333,253)	$(925,077)
Financing activities	$(674,000)	$(290,782)

The following provides information regarding our cash flows from operating, investing and financing activities for the nine months ended September 30, 2026.

Operating Activities

Cash flows from operations are determined by operating activities and factors including but not limited to (i) the number of apartment homes owned, (ii) rental rates, (iii) occupancy levels, (iv) uncollectible lease revenue levels or interruptions in collections caused by market conditions, (v) operating expenses and (vi) capital expenditures with respect to our communities. Cash provided by operating activities for the nine months ended September 30, 2026 as compared to the prior year period decreased by $228.8 million primarily due to the payment of Merger-related costs and an increase in prepaid expenses and other assets.

Investing Activities

Our investing cash flows are primarily impacted by our transaction activity, development spend and capital expenditures. Cash used in investing activities for the nine months ended September 30, 2026 decreased by approximately $591.8 million primarily due to (i) a decrease in the acquisition of real estate assets from the prior year period and (ii) cash acquired in the Merger, partially offset by a decrease in net proceeds from the disposition of real estate assets.

Financing Activities

Our financing cash flows primarily relate to our borrowing activity (debt proceeds or repayment), distributions and dividends to shareholders/unitholders and other Common Share activity. For the nine months ended September 30, 2026, key drivers were:

•
Received net proceeds of $281.6 million from our Commercial Paper Program (as defined below);
•
Repaid $475.0 million of our 2.95% unsecured notes at par upon maturity;
•
Repaid $92.0 million of our 7.57% unsecured notes at par upon maturity, which were assumed in connection with the Merger;
•
Repaid three 3.61% mortgage notes with an aggregate principal amount of $185.1 million in advance of their scheduled maturity;
•
Settled outstanding forward contracts, issuing 10,278,240 Common Shares at $78.75 per share for proceeds of $809.4 million;
•
Paid dividends and distributions on Common Shares, Preferred Shares, Units (including OP Units, DownREIT units, and restricted units) and noncontrolling interests in partially owned communities totaling approximately $752.1 million; and
•
Repurchased 3,157,028 Common Shares at an average price of $62.87 per share, including fees, for a total of approximately $198.5 million.

Short-Term Liquidity and Cash Proceeds

We generally expect to meet our short-term liquidity requirements, including capital expenditures related to maintaining our existing communities and scheduled unsecured note and mortgage note repayments, through our working capital, net cash provided by operating activities and borrowings under our Unsecured Revolving Credit Facilities and Commercial Paper Program (each as defined below). We consider these sources of liquidity to be adequate to meet operating requirements and payments of distributions.

Unsecured Revolving Credit Facilities and Commercial Paper Program

We may borrow up to a maximum of $5.0 billion under two separate revolving credit facilities (the "Unsecured Revolving Credit Facilities" or the "Credit Facilities"). One of our $2.5 billion Credit Facilities matures in April 2030, and the other matures in December 2030. We have the ability to increase available borrowings under the Credit Facilities by an additional $0.5 billion and $1.0 billion, respectively, by adding lenders to the Credit Facilities, obtaining the agreement of existing lenders to increase their commitments or incurring one or more term loans. The interest rate on advances under both Credit Facilities will generally be Secured Overnight Financing Rate ("SOFR") plus a spread (currently 0.70%), or based on bids received from the lending group, and an annual facility fee (currently 0.10%). Both the spread and the facility fee are dependent on our senior unsecured credit rating. We limit utilization of the Credit Facilities in order to maintain liquidity to support our Commercial Paper Program, along with certain other obligations. See Note 7, "Debt," in the Notes to Consolidated Financial Statements for additional discussion of our Credit Facilities.

We have an unsecured commercial paper note program (the "Commercial Paper Program"). In September 2026, we increased the borrowing capacity of the Commercial Paper Program from $1.5 billion to $2.5 billion. The commercial paper notes will be sold under customary terms in the United States commercial paper note market and will rank pari passu with all of our other unsecured senior indebtedness.

The following table presents our cash and cash equivalents, restricted cash and available borrowing capacity under the Credit Facilities as of September 30, 2026 (amounts in thousands):

September 30, 2026
Cash and cash equivalents	$111,876
Restricted cash	$275,828

Credit Facilities commitment	$5,000,000
Commercial Paper Program balance outstanding	(1,022,900)
Credit Facilities balance outstanding	—
Other restricted amounts	(4,328)
Available borrowing capacity under the Credit Facilities	$3,972,772

As of October 30, 2026, available borrowing capacity under the Credit Facilities was $3.2 billion. This reflects $1.8 billion of commercial paper outstanding and no borrowings outstanding under the Credit Facilities.

Long-Term Financing and Capital Needs

Our primary long-term liquidity requirements include repayment of long-term debt at maturity, financing real estate acquisitions and development, redevelopment and other capitalized spend at our communities both wholly owned and through the formation of joint ventures. We expect to meet these needs from one or more of a variety of internal and external sources, which may include (i) real estate dispositions, (ii) secured and unsecured debt financings and (iii) issuance of equity securities (including additional OP Units). We have a significant number of unencumbered communities available to secure additional mortgage borrowings should unsecured capital be unavailable or the cost of alternative sources of capital be too high. The value of and cash flow from these unencumbered communities are in excess of the requirements we must maintain in order to comply with covenants under our unsecured notes and Credit Facilities and variable rate term loan (the "Term Loan"). Our ability to obtain additional financing will depend on a variety of factors, such as market conditions, the general availability of credit, the overall availability of credit to the real estate industry, our credit ratings and credit capacity, as well as the perception of lenders regarding our financial prospects. For additional details, see Item 1A, Risk Factors, of AvalonBay’s Annual Report on Form 10-K for the year ended December 31, 2025 and of Equity Residential’s and ERPOP’s combined Annual Report on Form 10-K for the year ended December 31, 2025, particularly under Item 1A, Risk Factors, in each report, and Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q.

Vivmark issues equity and may guarantee certain debt of the Operating Partnership from time to time. Vivmark does not have any indebtedness as all debt is incurred by the Operating Partnership.

The following table details our consolidated debt obligations, including the effective interest rate and contractual maturity dates, and principal payments for periodic amortization and maturities for the next five years, excluding the Credit Facilities and our Commercial Paper Program and amounts outstanding related to communities classified as held for sale at September 30, 2026 (dollars in thousands).

				Balance Outstanding (1)	Scheduled Maturities
Debt	Stated interest rate	Principal maturity date		9/30/2026	2026	2027	2028	2029	2030	Thereafter
Tax-exempt bonds
Variable rate
Avalon Acton	4.87%	Jul-2040		$45,000	$—	$—	$—	$—	$—	$45,000
Avalon Clinton North	5.46%	Nov-2038		126,400	—	—	—	—	—	126,400
Avalon Clinton South	5.46%	Nov-2038		104,500	—	—	—	—	—	104,500
Avalon Midtown West	5.17%	May-2029		54,400	700	8,900	9,800	35,000	—	—
Avalon San Bruno I	5.27%	Dec-2037		49,950	—	2,400	2,900	3,100	3,300	38,250
300 East 39th	4.88%	Nov-2031		59,500	4,400	4,800	5,300	5,700	6,400	32,900
West 54th	5.13%	Aug-2032		46,400	—	3,400	3,700	4,000	4,400	30,900
La Terrazza at Colma Station	4.87%	Nov-2035		25,175	—	—	—	—	—	25,175
Glo	5.13%	May-2037		35,290	—	—	—	—	—	35,290
Kelvin Court	4.88%	Jun-2051		26,495	—	—	—	—	—	26,495
				573,110	5,100	19,500	21,700	47,800	14,100	464,910
Conventional loans and notes
Fixed rate
$300 million unsecured notes	2.90%	Oct-2026		300,000	300,000	—	—	—	—	—
$350 million unsecured notes	3.90%	Oct-2046		350,000	—	—	—	—	—	350,000
$400 million unsecured notes	3.35%	May-2027		400,000	—	400,000	—	—	—	—
$300 million unsecured notes	4.15%	Jul-2047		300,000	—	—	—	—	—	300,000
$450 million unsecured notes	3.20%	Jan-2028		450,000	—	—	450,000	—	—	—
$300 million unsecured notes	4.35%	Apr-2048		300,000	—	—	—	—	—	300,000
$450 million unsecured notes	3.30%	Jun-2029		450,000	—	—	—	450,000	—	—
$700 million unsecured notes	2.30%	Mar-2030		700,000	—	—	—	—	700,000	—
$600 million unsecured notes	2.45%	Jan-2031		600,000	—	—	—	—	—	600,000
$700 million unsecured notes	2.05%	Jan-2032		700,000	—	—	—	—	—	700,000
$400 million unsecured notes	1.90%	Dec-2028		400,000	—	—	400,000	—	—	—
$350 million unsecured notes	5.00%	Feb-2033		350,000	—	—	—	—	—	350,000
$400 million unsecured notes	5.30%	Dec-2033		400,000	—	—	—	—	—	400,000
$400 million unsecured notes	5.35%	Jun-2034		400,000	—	—	—	—	—	400,000
$400 million unsecured notes	5.00%	Aug-2035		400,000	—	—	—	—	—	400,000
$400 million unsecured notes	4.35%	Dec-2030		400,000	—	—	—	—	400,000	—
$500 million unsecured notes	2.85%	Nov-2026		500,000	500,000	—	—	—	—	—
$400 million unsecured notes	3.25%	Aug-2027		400,000	—	400,000	—	—	—	—
$500 million unsecured notes	3.50%	Mar-2028		500,000	—	—	500,000	—	—	—
$400 million unsecured notes	4.15%	Dec-2028		400,000	—	—	400,000	—	—	—
$600 million unsecured notes	3.00%	Jul-2029		600,000	—	—	—	600,000	—	—
$600 million unsecured notes	2.50%	Feb-2030		600,000	—	—	—	—	600,000	—
$500 million unsecured notes	1.85%	Aug-2031		500,000	—	—	—	—	—	500,000
$600 million unsecured notes	4.95%	Oct-2031		600,000	—	—	—	—	—	600,000
$500 million unsecured notes	4.95%	Jun-2032		500,000	—	—	—	—	—	500,000
$600 million unsecured notes	4.65%	Sep-2034		600,000	—	—	—	—	—	600,000
$400 million unsecured notes	5.45%	Oct-2036		400,000	—	—	—	—	—	400,000
$750 million unsecured notes	4.50%	Jul-2044		750,000	—	—	—	—	—	750,000
$300 million unsecured notes	4.50%	Jun-2045		300,000	—	—	—	—	—	300,000
$300 million unsecured notes	4.00%	Aug-2047		300,000	—	—	—	—	—	300,000
$550 million Term Loan	4.26%	Apr-2029	(2)	550,000	—	—	—	550,000	—	—
Avalon Walnut Creek	4.00%	Jul-2066		5,063	—	—	—	—	—	5,063
Avalon San Bruno III	2.38%	Mar-2027		51,000	—	51,000	—	—	—	—
Avalon Cerritos	3.34%	Aug-2029		30,250	—	—	—	30,250	—	—
Avalon West Plano	5.97%	May-2029		60,557	284	1,159	1,202	57,912	—	—
FNMA 2029	3.94%	Mar-2029		288,120	—	—	—	288,120	—	—
FNMA 2030	2.60%	May-2030		495,000	—	—	—	—	495,000	—
Baxter Decatur	2.24%	Sep-2030		53,462	—	—	—	—	53,462	—
Canyon Creek	3.58%	Mar-2031		28,500	—	—	—	—	—	28,500
FNMA 2033	5.18%	Sep-2033		200,000	—	—	—	—	—	200,000
FNMA 2033	5.25%	Sep-2033		350,000	—	—	—	—	—	350,000
Avenir Apartments	0.10%	May-2061		850	—	—	—	—	—	850
				15,962,802	800,284	852,159	1,751,202	1,976,282	2,248,462	8,334,413
Total indebtedness - excluding Credit Facility and Commercial Paper				$16,535,912	$805,384	$871,659	$1,772,902	$2,024,082	$2,262,562	$8,799,323
(1)
Balances outstanding represent total amounts due at maturity, and exclude deferred financing costs and debt discount for the unsecured debt of $458,684 as of September 30, 2026 and deferred financing costs and debt discount for the secured notes of $96,475 as of September 30, 2026 as reflected on our Consolidated Balance Sheets included elsewhere in this report.
(2)
The Term Loan has been swapped to an effective fixed rate using interest rate swaps.

Forward Equity Offering

During the year ended December 31, 2024, AvalonBay completed an underwritten public offering pursuant to which it entered into forward contracts to sell 10,278,240 Common Shares at a discount to the closing price of $81.10 per share for net proceeds of $808.6 million based on the initial forward price. During the nine months ended September 30, 2026, AvalonBay fully settled the outstanding forward contracts, issuing 10,278,240 Common Shares at an average price of $78.75 per share for proceeds of $809.4 million.

Share Repurchases

During the nine months ended September 30, 2026, AvalonBay repurchased 3,157,028 Common Shares at an average price of $62.87 per share, including fees, for a total of $198.5 million under its previously existing stock repurchase program. In connection with the Merger, AvalonBay suspended its stock repurchase program as of the date of the Merger Agreement. The Company maintains Equity Residential's share repurchase program. Pursuant to the share repurchase program, when Vivmark repurchases Common Shares, ERPOP will concurrently repurchase and retire the same amount of OP Units issued to Vivmark. As of September 30, 2026, 8,156,451 Common Shares remained available for repurchase under this program.

Interest Rate Swap Agreements

During the nine months ended September 30, 2026, we entered into $150.0 million of forward starting interest rate swap agreements designated as cash flow hedges of interest rate variability on future debt issuance activity through December 31, 2026. We expect to cash settle the swaps and either pay or receive cash for the then current fair value, and will amortize the deferred hedging gain or loss over the life of the hedged debt as a component of interest expense.

Partially Owned Operating Communities

The following table summarizes our partially owned operating communities as of September 30, 2026, including NOI for the three and nine months ended September 30, 2026, and the related debt outstanding (amounts in thousands):

				NOI		Debt
	Weighted Average Ownership	Total Communities	Total Apartment Homes	QTD 2026	YTD 2026	Principal Amount	Weighted Average Interest Rate
Consolidated Communities	86.6%	13	3,096	$10,243	$10,243	$26,274	5.8%
Unconsolidated Communities	69.0%	13	4,049	20,335	53,755	920,002	5.7%
Total Partially Owned Communities		26	7,145	$30,578	$63,998	$946,276	5.7%

Development Communities

As of September 30, 2026, we owned or held a direct interest in 28 Development communities under construction. We expect these Development communities, when completed, to add a total of 9,104 apartment homes and 89,000 square feet of commercial space to our portfolio. We cannot assure you that we will meet our schedule for construction completion or that we will meet our projected total capital cost, either individually, or in the aggregate.

The following table presents a summary of the Development communities (dollars in thousands):

	Location	Number of Apartment Homes	Total Capital Cost (1)	Construction Start	Initial Occupancy	Complete	Stabilized (2)
Communities Under Construction:
Avalon West Windsor (3)	West Windsor, NJ	535	$209,588	Q2 2022	Q3 2025	Q4 2026	Q3 2027
Avalon Pleasanton	Pleasanton, CA	362	218,299	Q2 2024	Q3 2025	Q3 2027	Q4 2027
Avalon at Becker Farm	Roseland, NJ	533	186,483	Q2 2024	Q4 2025	Q4 2026	Q2 2027
Avalon Tech Ridge I	Austin, TX	544	152,589	Q3 2024	Q1 2026	Q2 2027	Q3 2027
Avalon Carmel (4)	Charlotte, NC	360	118,016	Q3 2024	Q2 2026	Q4 2026	Q3 2027
Avalon Plano (4)	Plano, TX	155	57,507	Q3 2024	Q4 2026	Q4 2027	Q2 2028
Avalon Oakridge I	Durham, NC	459	148,971	Q3 2024	Q1 2027	Q1 2028	Q3 2028
AVA Brewer's Hill	Baltimore, MD	418	132,422	Q4 2024	Q4 2026	Q4 2027	Q2 2028
Kanso Hillcrest	San Diego, CA	182	84,860	Q4 2024	Q1 2027	Q2 2027	Q4 2027
Avalon Parker	Parker, CO	312	123,232	Q1 2025	Q3 2026	Q2 2027	Q4 2027
Avalon North Palm Beach (3)	Lake Park, FL	279	117,981	Q1 2025	Q1 2027	Q3 2027	Q1 2028
Avalon Brier Creek	Durham, NC	400	126,087	Q2 2025	Q3 2026	Q3 2027	Q1 2028
Avalon Kendall (4)	Kendall, FL	224	82,938	Q2 2025	Q1 2027	Q2 2027	Q1 2028
Avalon Mission Valley (3)	San Diego, CA	621	302,318	Q3 2025	Q1 2028	Q1 2029	Q3 2029
Avalon Southpoint (4)	Durham, NC	394	131,720	Q3 2025	Q1 2027	Q2 2028	Q3 2028
Avalon Northwest Hills	Austin, TX	252	89,968	Q4 2025	Q1 2028	Q3 2028	Q1 2029
Kanso Parsippany	Parsippany, NJ	280	104,157	Q4 2025	Q2 2027	Q4 2027	Q2 2028
Avalon Billerica	Billerica, MA	200	71,572	Q4 2025	Q2 2027	Q4 2027	Q2 2028
Avalon Townhome Collection Arundel Mills (4)	Hanover, MD	90	45,058	Q4 2025	Q4 2026	Q4 2026	Q4 2027
Avalon San Ramon	San Ramon, CA	456	250,467	Q4 2025	Q2 2028	Q2 2029	Q3 2029
Avalon Somerville Station II	Somerville, NJ	171	64,991	Q1 2026	Q3 2027	Q4 2027	Q3 2028
Avalon Saddle River	Saddle River, NJ	275	123,157	Q1 2026	Q4 2027	Q3 2028	Q4 2028
Loxley (4)	Canton, GA	240	59,612	Q1 2026	Q3 2027	Q1 2028	Q1 2029
Wilder at Windward (3) (4)	Alpharetta, GA	280	112,149	Q1 2026	Q3 2027	Q2 2028	Q1 2029
Kanso Plymouth	Plymouth, MA	300	95,207	Q2 2026	Q3 2027	Q3 2028	Q4 2028
Avalon Townhome Collection Central Park (4)	Denver, CO	146	68,437	Q2 2026	Q2 2027	Q4 2027	Q3 2028
Avalon Dulles Innovation	Herndon, VA	355	120,217	Q2 2026	Q1 2028	Q3 2028	Q1 2029
Avalon Downtown Cary	Cary, NC	281	98,421	Q3 2026	Q2 2028	Q4 2028	Q3 2029
Total Under Construction		9,104	3,496,424

Communities Completed this Quarter:
Avalon Wayne	Wayne, NJ	473	169,635	Q4 2023	Q2 2025	Q3 2026	Q1 2027
Avalon Quincy Adams	Quincy, MA	288	121,685	Q2 2024	Q1 2026	Q3 2026	Q1 2027
Total Communities Completed this Quarter		761	291,320

Total Under Construction and Completed this Quarter		9,865	$3,787,744

(1)
Projected total capital cost includes all capitalized costs projected to be or actually incurred to develop the respective Development community, determined in accordance with GAAP, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees, as well as costs incurred for first generation commercial tenants such as tenant improvements and leasing commissions.
(2)
Stabilized operations is defined as the earlier of (i) attainment of 90% or greater physical occupancy or (ii) the one-year anniversary of completion of development.
(3)
Development communities containing at least 10,000 square feet of commercial space include Avalon West Windsor (19,000 sf), Avalon North Palm Beach (10,000 sf), Avalon Mission Valley (31,000 sf) and Wilder at Windward (11,000 sf).
(4)
Communities being developed through our Developer Funding Program ("DFP"). The DFP utilizes third-party multifamily developers to source and construct communities which we own and operate.

Development Rights

At September 30, 2026, we had $133.9 million in acquisition and related capitalized costs for direct interests in seven land parcels we own and intend to develop. In addition, we had $74.2 million in capitalized costs (including legal fees, design fees and related overhead costs) related to pursuits probable of future development including (i) 20 Development Rights for which we control the land parcel, typically through a conditional agreement or option to purchase or lease the land, as well as (ii) costs incurred for five Development Rights that we expect to construct as additional phases of our existing stabilized operating communities on land we own. Collectively, the land held for development and associated costs for deferred Development Rights relate to 32 Development Rights for which we expect to develop new apartment communities in the future. We estimate that the successful completion of all of these communities would ultimately add approximately 10,273 apartment homes to our portfolio. There can be no assurance that any or all of these developments will be completed on the anticipated terms, or at all.

Structured Investment Program

During the nine months ended September 30, 2026, we entered into one new Structured Investment Program (the "SIP") commitment, agreeing to provide an aggregate investment of up to $15.0 million in a multifamily development project in Metro NY/NJ.

As of September 30, 2026, we had fully funded nine outstanding commitments under the SIP totaling $241.8 million in the aggregate. As of September 30, 2026, our investment commitments had a weighted average rate of return of 11.8% and a weighted average final maturity date of November 2028, inclusive of the impact of contractual extension options which typically allow the borrower to extend the maturity of their loan by up to two years from the initial maturity date. See Note 5, "Investments," in the Notes to Consolidated Financial Statements for additional discussion.

Critical Accounting Policies and Estimates

Preparing financial statements in conformity with GAAP requires management to use judgment in applying accounting policies, including making estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, or different assumptions had been made, different accounting policies might have been applied, resulting in different financial results or a different presentation of our financial statements. Our critical accounting policies are: (i) cost capitalization, (ii) abandoned pursuit costs and asset impairment, and (iii) business combinations. Except for the addition of business combinations as a result of the Merger, described below, our critical accounting policies and estimates have not changed materially from the information included in AvalonBay’s Annual Report on Form 10-K for the year ended December 31, 2025 and Equity Residential’s and ERPOP’s combined Annual Report on Form 10-K for the year ended December 31, 2025.

On August 17, 2026, we completed the Merger, which we accounted for as a reverse acquisition under ASC 805. AvalonBay was determined to be the accounting acquirer, based on the following: (i) former AvalonBay stockholders hold the largest portion of the voting rights in the Company; and (ii) AvalonBay’s senior management, including its Chief Executive Officer and President, comprise the majority of the executive management team of the Company. That determination required significant judgment. Equity Residential’s assets acquired and liabilities assumed were recorded at fair value as of the Merger Date. The consideration transferred was approximately $24.7 billion, and we recognized no goodwill.

Allocating the purchase price required significant estimates by management, based, in part, on a valuation prepared by an independent third-party valuation specialist. The most significant were:

•
Real estate: Land was valued using market comparables. Buildings were valued on an as-if-vacant basis, mainly by direct capitalization.
•
In-place lease intangibles: These were valued based on the estimated lost rent and leasing costs avoided during an assumed lease-up period, and are amortized over the remaining lease terms of approximately six months.
•
Assumed debt: This was valued using quoted market prices or discounted cash flows, which resulted in a discount that is being amortized into interest expense.

Changes in the valuation assumptions, particularly capitalization rates and market rents, could materially change the allocation among asset classes and future depreciation, amortization and net income. The allocation is provisional. We will record any measurement-period adjustments within one year of the Merger Date. See Note 3, “Business Combination”.

Funds From Operations and Core Funds From Operations

FFO and FFO adjusted for non-core items, or “Core FFO,” as defined below, are generally considered by management to be appropriate supplemental measures of our operating and financial performance.

Consistent with the definition adopted by the National Association of Real Estate Investment Trusts, we calculate Funds from Operations Attributable to Common Shares (“FFO”) as net income or loss attributable to Common Shares computed in accordance with GAAP, adjusted for:

•
gains or losses on sales of previously depreciated operating communities;
•
cumulative effect of a change in accounting principle;
•
impairment write-downs of depreciable real estate assets;
•
income or losses attributable to noncontrolling interests;
•
write-downs of investments in affiliates due to a decrease in the value of depreciable real estate assets held by those affiliates;
•
depreciation of real estate assets; and
•
similar adjustments for unconsolidated partnerships and joint ventures, including those from a change in control.

FFO can help with the comparison of the operating and financial performance of a real estate company between periods or as compared to different companies because the adjustments such as (i) gains or losses on sales of previously depreciated property or (ii) real estate depreciation may impact comparability as the amount and timing of these or similar items can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates. By further adjusting for items that we do not consider part of our core business operations, Core FFO can help with the comparison of our core operating performance year over year. We believe that, in order to understand our operating results, FFO and Core FFO should be considered in conjunction with net income as presented in the Consolidated Statements of Operations included elsewhere in this report.

We calculate Core FFO as FFO, adjusted for:

•
joint venture gains and losses (if not adjusted through FFO), non-core costs, promoted interests from partnerships and distributions from unconsolidated ventures where income recognition is deferred;
•
casualty and impairment losses or gains, net on non-depreciable real estate or other investments;
•
gains or losses from early extinguishment of consolidated borrowings;
•
expensed development and other pursuit costs, net of recoveries;
•
transaction costs;
•
interest expense adjustment related to the Merger;
•
legal recoveries, settlement proceeds, and certain legal costs;
•
property and casualty insurance proceeds;
•
gains or losses on sales of assets not subject to depreciation and other investment gains or losses;
•
advocacy contributions, representing payments to promote our business interests;
•
hedge ineffectiveness or gains or losses from derivatives not designated as hedges for accounting purposes;
•
changes to expected credit losses associated with the lending commitments under the SIP;
•
severance related costs;
•
executive transition compensation costs;
•
net for-sale condominium activity, including gains, marketing, operating and administrative costs and imputed carry cost; and
•
income taxes.

FFO and Core FFO do not represent (i) net income in accordance with GAAP, and therefore should not be considered an alternative to net income, which remains the primary measure, as an indication of our performance, or (ii) cash generated from operating activities in accordance with GAAP, and therefore should not be considered an alternative to net cash flows from operating activities, as determined by GAAP, as a measure of liquidity. In addition, FFO and Core FFO are not necessarily indicative of cash available to fund cash needs and may not be comparable to FFO and Core FFO as calculated by other REITs.

The following is a reconciliation of net income to FFO attributable to Common Shares and Units and to Core FFO attributable to Common Shares and Units (unaudited, amounts in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$(747,141)	$384,162	$(261,959)	$890,614
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Communities	966	—	966	—
Preferred distributions	(355)	—	(355)	—
Net income (loss) available to Common Shares and Units	(746,530)	384,162	(261,348)	890,614

Adjustments:
Real estate depreciation	898,675	227,962	1,359,596	674,853
Net (gain) loss on sale of real estate	(108,304)	(180,155)	(287,877)	(336,081)
Casualty loss on real estate	2,374	—	6,993	858
FFO available to Common Shares and Units	46,215	431,969	817,364	1,230,244

Adjustments:
Unconsolidated investment activity	530	—	1,777	—
Loan reserve adjustment (1)	(202)	236	(365)	6
Hedge accounting activity	159	2	171	24
Advocacy contributions	—	150	2,659	237
Severance	40	751	1,227	953
Expensed development and pursuit costs	4,075	503	13,374	5,798
Merger-related costs (2)	544,040	—	556,407	—
(Gain) loss on extinguishment of debt	2,028	—	2,028	—
Merger accounting interest expense adjustment (3)	8,344	—	8,344	—
Non-operating (gains) losses (4)	(3,587)	(42,477)	(5,489)	(43,759)
Legal settlements and costs	7,409	3,252	16,500	8,828
Tax benefit (expense)	(809)	(193)	(1,033)	(840)
Core FFO available to Common Shares and Units	$608,242	$394,193	$1,412,964	$1,201,491

FFO available to Common Shares and Units	$46,215	$431,969	$817,364	$1,230,244
FFO per share and Unit – diluted	$0.08	$1.08	$1.77	$3.08

Core FFO available to Common Shares and Units	$608,242	$394,193	$1,412,964	$1,201,491
Core FFO per share and Unit – diluted	$1.03	$0.98	$3.06	$3.01

Weighted average Common Shares and Units outstanding – diluted	589,531	400,894	461,058	399,692
(1)
Reflects changes to expected credit losses associated with our lending commitments primarily under the SIP. The timing and amount of actual losses that will be incurred, if any, is to be determined at the maturity of each respective lending agreement.
(2)
Merger-related costs include transaction and integration costs, as well as Merger-related compensation costs. Merger-related compensation costs were $79.7 million for the three and nine months ended September 30, 2026 and are recognized in general and administrative expenses on the Company's Consolidated Statements of Operations.
(3)
Merger accounting interest expense adjustment (i) excludes the non-cash amortization of the fair value discount recorded on Equity Residential debt with the Merger and (ii) reduces Core FFO by the amortization of Equity Residential original issue discounts that were eliminated in purchase accounting.
(4)
Amounts for the three and nine months ended September 30, 2026 consist primarily of net unrealized gains on property technology investments, partially offset by a land impairment charge. Amounts for the three and nine months ended September 30, 2025 consist primarily of net unrealized gains on property technology investments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks from our financial instruments primarily from changes in market interest rates. In addition, changes in interest rates affect the fair value of our fixed rate debt. In connection with the Merger, the Company assumed from Equity Residential $8.4 billion of fixed rate debt and $193 million of variable rate debt. See Note 7, "Debt" and Note 11, "Fair Value Measurements" for additional information. See also Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of AvalonBay’s Annual

Report on Form 10-K for the year ended December 31, 2025 and of Equity Residential’s and ERPOP’s combined Annual Report on Form 10-K for the year ended December 31, 2025.

Item 4. Controls and Procedures

Vivmark Residential

(a)
Evaluation of Disclosure Controls and Procedures:

Effective as of September 30, 2026, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Control over Financial Reporting:

On August 17, 2026, the Company completed the Merger. The Company is in the process of integrating Equity Residential’s processes, systems and internal controls, and it has implemented new controls related to accounting for the Merger, including the purchase price allocation and consolidation of the Company’s financial results. Except for these changes, there were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to above that occurred during the third quarter of 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ERP Operating Limited Partnership

(a)
Evaluation of Disclosure Controls and Procedures:

Effective as of September 30, 2026, the Operating Partnership carried out an evaluation, under the supervision and with the participation of the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of Vivmark, of the effectiveness of the Operating Partnership’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Control over Financial Reporting:

On August 17, 2026, the Company completed the Merger. In connection with the Merger, AvalonBay’s operations and indebtedness were contributed to the Operating Partnership. The Merger was accounted for as a reverse acquisition in which AvalonBay was the accounting acquirer and Equity Residential, including the legacy Operating Partnership, was the acquired business for accounting purposes. The Operating Partnership is in the process of integrating the processes, systems and internal controls of Equity Residential and AvalonBay. It has implemented new controls related to accounting for the Merger, including the purchase price allocation and consolidation of the Operating Partnership’s financial results. Except for these changes, there were no changes to the internal control over financial reporting of the Operating Partnership identified in connection with the Operating Partnership’s evaluation referred to above that occurred during the third quarter of 2026 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As of September 30, 2026, the Company does not believe there is any litigation pending or threatened against it that, either individually or in the aggregate, may reasonably be expected to have a material adverse effect on the Company and its financial condition. See Note 12, "Commitments and Contingencies," in the Notes to Consolidated Financial Statements for further discussion.

Item 1A. Risk Factors

There have been no material changes to the risk factors that were discussed in Part I, Item 1A of AvalonBay’s Annual Report on Form 10-K for the year ended December 31, 2025 and in Part I, Item 1A of Equity Residential's and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2025, except for the following:

The Merger resulted in changes to the Board of Trustees that may affect the strategy of the Company as compared to that of the Company prior to the Merger.

Due to the Merger, the composition of the Board of Trustees has changed. The Board of Trustees currently consists of fourteen (14) members, seven (7) of whom were trustees of Equity Residential prior to the Merger and seven (7) of whom were directors of AvalonBay prior to the Merger. The composition of the Board of Trustees may affect the business strategy and operating decisions of the Company as compared to prior to the Merger.

Uncertainties associated with the Merger may cause a loss of management personnel and other key employees, and the Company may have difficulty attracting and motivating management personnel and other key employees, which could adversely affect the business and operations of the Company.

The Company is dependent on the experience and industry knowledge of its management personnel and other key employees to execute its business plans. The Company’s success following the completion of the Merger depends in part upon the ability to attract, motivate, and retain key management personnel and other key employees. Current and prospective employees of the Company may experience uncertainty about their roles within the Company following the completion of the Merger, which may have an adverse effect on the ability of the Company to attract, motivate or retain management personnel and other key employees. In addition, no assurance can be given that the Company will be able to attract, motivate or retain management personnel and other key employees to the same extent that Equity Residential and AvalonBay were previously able to attract or retain their own employees.

The Company has been and may continue to be the target of securities class action and derivative lawsuits that could result in substantial costs, whether or not such lawsuits have any merit.

Securities class action lawsuits, derivative lawsuits and other regulatory actions are often brought against public companies that have completed merger transactions. Even if the lawsuits or regulatory matters are without merit, defending against, responding to or otherwise resolving them can result in substantial costs and divert management time and resources. An adverse judgment, settlement or regulatory penalty could result in monetary damages or fines, which could have a negative impact on the Company’s liquidity and financial condition.

Completion of the Merger has triggered change in control or other provisions in certain agreements to which Equity Residential, AvalonBay or their respective subsidiaries are a party, which may have an adverse impact on the Company’s business and results of operations.

The completion of the Merger has triggered change in control or other provisions in certain agreements to which Equity Residential, AvalonBay or their respective subsidiaries are a party. If the Company is unable to obtain any required consents or waivers from the applicable counterparties, the counterparties may exercise their rights and remedies under the applicable agreements, potentially resulting in defaults, accelerations of indebtedness, termination of the applicable agreements, or claims for monetary damages. Even if the Company is able to negotiate required consents or waivers, counterparties may require a fee for such consents or waivers or seek to renegotiate the agreements on terms less favorable to the Company. Any of the foregoing or similar developments may have an adverse impact on the Company’s business, financial condition and results of operations.

The Company may be unable to successfully integrate the businesses of Equity Residential and AvalonBay and realize the anticipated benefits of the Merger.

The success of the Merger will depend, in part, on the Company’s ability to successfully combine the businesses of Equity Residential and AvalonBay, which previously operated as independent public companies, and realize the anticipated benefits, including synergies, cost savings, innovation, operational efficiencies and reduced cost of capital, from the combination. If the Company is unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits may not be realized fully, or at all, or may take longer to realize than expected and the value of the Common Shares may be harmed. Additionally, as a result of the Merger, rating agencies may take negative actions against the Company’s credit ratings, which may increase the Company’s financing costs.

The Merger involves the integration of Equity Residential’s and AvalonBay’s businesses, which is a complex, costly, and time-consuming process. Neither Equity Residential nor AvalonBay has previously completed a transaction comparable in size or scope to the Merger. The integration of the two companies may result in material challenges, including, without limitation:

•
The diversion of management’s attention from ongoing business concerns and performance shortfalls as a result of the devotion of management’s attention to integration matters;
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
•
Issues in integrating information technology, operational, safety, communications and other systems, including maintaining cybersecurity and data privacy protections and avoiding security breaches, data loss, or service interruptions during the integration of the Company’s systems;
•
Consolidating corporate and administrative infrastructures and eliminating duplicative operations and inconsistencies in standards, controls, procedures and policies;
•
Coordinating geographically separate organizations;
•
Legislative, regulatory and economic developments, including the level of new multifamily communities construction and development, government regulations and competition, that may restrict or adversely impact the Company’s business operations;
•
Expansion of rent control, rent stabilization, eviction moratoriums or other regulations that restrict the methods and strategies of the Company’s business; and
•
Unforeseen expenses or delays associated with the integration.

Many of these factors are outside of the Company’s control and any one of them could result in delays, increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially affect the Company’s financial position, results of operations and cash flows.

Equity Residential and AvalonBay previously operated independently. The actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. In particular, the integration of two large multifamily REIT platforms—each with its own property management systems, technology platforms, employee benefit plans, and corporate cultures—presents significant operational challenges. Integration costs may exceed current estimates, and the Company may incur significant one-time charges in connection with the integration.

The future results of the Company may be adversely impacted if the Company does not effectively manage its expanded operations following the completion of the Merger.

The size of the Company’s business is significantly larger than the pre-Merger size of either Equity Residential’s or AvalonBay’s respective businesses. The Company’s ability to successfully manage this expanded business will depend, in part, upon management’s ability to design and implement operational, managerial, financial and strategic initiatives that address not only the integration of two independent stand-alone companies, but also the increased scale and scope of the combined business with its associated increased costs and complexity. There can be no assurances that the Company will be successful or that it will realize the expected operating efficiencies, synergies, cost savings and other benefits currently anticipated from the Merger.

The Company has incurred and is expected to continue to incur substantial expenses related to the completion of the Merger and the integration of Equity Residential and AvalonBay.

The Company has incurred and is expected to continue to incur substantial expenses in connection with the completion of the Merger and the ongoing integration of Equity Residential and AvalonBay. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated, including purchasing, accounting and finance, sales, payroll, pricing, revenue management, marketing and benefits. The substantial majority of these costs will be non-recurring expenses related to the Merger, facilities and systems consolidation costs. The Company may incur additional costs to retain employees and/or maintain employee morale and to attract, motivate or retain management personnel and other key employees. The execution of integration plans may also lead to additional unanticipated costs. These incremental transaction and Merger-related costs may exceed the savings the Company expects to achieve from the elimination of duplicative costs and the realization of other efficiencies related to the integration of the businesses, particularly in the near term, and in the event there are material unanticipated costs.

As a result of the Merger, the Company may refinance a significant amount of indebtedness and cannot guarantee that it will be able to obtain the necessary funds on favorable terms or at all.

As a result of the Merger, the Company may seek to refinance some or all of the indebtedness of the Company or, alternatively, seek any waivers or amendments that may be necessary or advisable to permit certain indebtedness to remain outstanding. The Company’s ability to obtain such refinancing, waivers or amendments will depend on, among other factors, prevailing market conditions and other factors beyond the control of the Company. The Company cannot assure you that the Company will be able to obtain financing on terms acceptable to the Company or at all, and any such failure could materially adversely affect the operations and financial condition of the Company. If the Company is not able to obtain such refinancing, waivers or amendments, it may be required to repay some or all of such indebtedness, and under such circumstances, the Company may not have sufficient resources to repay such indebtedness.

The Company has significantly greater indebtedness than the Company had prior to the Merger, which may adversely affect the Company’s financial flexibility and increase its exposure to interest rate risk.

The significantly increased level of indebtedness of the Company following the closing of the Merger may limit the Company’s financial flexibility, increase its exposure to interest rate fluctuations, and require a greater portion of the Company’s cash flows to be dedicated to debt service. A significant portion of the Company’s indebtedness may bear interest at variable rates, and increases in interest rates could materially increase the Company’s interest expense and adversely affect its financial condition and results of operations.

The Company’s indebtedness, under certain circumstances, contains restrictions and limitations that could significantly impact the Company’s ability to operate its business and increase its borrowing costs.

The Company’s consolidated indebtedness may have the effect of, among other things, increasing borrowing costs. In addition, the amount of cash required to service the indebtedness levels is greater than the amount of cash flows required to service the indebtedness of Equity Residential and AvalonBay individually prior to completion of the Merger. The level of indebtedness of the Company could also reduce or limit dividend payments, share repurchases, and other activities and may create competitive disadvantages relative to other companies with lower debt levels. The Company may be required to raise additional financing for working capital, capital expenditures, acquisitions, or other general corporate purposes. The Company’s ability to arrange additional financing or refinancing will depend on, among other factors, its financial condition and performance, as well as prevailing market conditions, the terms of third-party debt financing, and other factors beyond its control. There can be no assurance that the Company will be able to obtain additional financing or arrange refinancing on terms acceptable to it or at all, and any such failure could materially adversely affect its operations and financial condition.

Additionally, the agreements governing the terms of the Company’s indebtedness contain a number of restrictive covenants (including, without limitation, financial maintenance covenants) that impose significant operating and financial restrictions on the Company and may limit its ability to engage in acts that may be in its long-term best interest. Moreover, the Company’s ability to satisfy any financial maintenance covenants may be affected by events beyond its control and, as a result, it cannot provide assurance that it will be able to satisfy any such covenants.

A breach of the covenants under the agreements governing the terms of any of the Company’s indebtedness could result in a default or an event of default under the applicable indebtedness agreement. Such an event of default or a default that matures into an event of default may allow the applicable creditors to foreclose on any collateral for such debt, accelerate the related debt, and/or terminate any related commitments to extend further credit and may result in a default or an event of default under or the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In the event debtholders accelerate the repayment of the Company’s indebtedness, the Company may not have sufficient resources to repay such indebtedness.

The Company cannot assure you that it will be able to pay dividends at or above the rate previously paid by the Company or AvalonBay.

The Company declared a dividend of $0.7025 per Common Share for the third quarter of 2026 ($2.81 on an annualized basis), consistent with the initial expected annualized dividend announced at the closing of the Merger, which is higher than AvalonBay’s pre-Merger annualized dividend per share on an Exchange Ratio-adjusted basis. However, there can be no guarantee that shareholders of the Company will receive dividends at the same rate, or any rate, that they received as shareholders of the Company or stockholders of AvalonBay prior to the Merger. Dividend payments are subject to the discretion of the Board of Trustees, which reserves the right to change the Company’s dividend policy at any time and for any reason, including as a result of the other risk factors discussed in this section.

The Company may incur adverse tax consequences if the Company or AvalonBay has failed or fails to qualify as a REIT.

Each of Equity Residential and AvalonBay has operated in a manner that it believes has allowed it to qualify as a REIT for U.S. federal income tax purposes under the U.S. Internal Revenue Code of 1986, as amended (the “Code”), and the Company intends to continue operating in such a manner. Neither the Company nor AvalonBay has requested or plans to request a ruling from the U.S. Internal Revenue Service (the “IRS”) that it qualifies as a REIT. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within the control of the Company may affect its ability to qualify as a REIT. In order to qualify as a REIT, each of Equity Residential and AvalonBay must have satisfied, and the Company must continue to satisfy, a number of requirements, including requirements regarding the ownership of its stock and the composition of its gross income and assets. Also, a REIT must make distributions to shareholders aggregating annually at least 90% of its net taxable income, excluding any net capital gains.

In connection with the closing of the Merger, Equity Residential received an opinion from Goodwin Procter LLP, dated as of the closing date of the Merger, substantially in the form attached to the Merger Agreement, to the effect that, beginning with its taxable year ended December 31, 1994 and through its taxable year ending immediately prior to the effective time, AvalonBay was organized and operated in conformity with the requirements for qualification and taxation as a REIT under the Code, and AvalonBay received an opinion from DLA Piper LLP (US), dated as of the closing date of the Merger, substantially in the form attached to the Merger Agreement, to the effect that, beginning with its taxable year ended December 31, 1992, Equity Residential was organized and operated in conformity with the requirements for qualification and taxation as a REIT under the Code, and the Company’s proposed method of organization and operation would enable it to continue to satisfy the requirements for qualification and taxation as a REIT under the Code for its taxable year which includes the closing date of the Merger and thereafter. The foregoing REIT opinions, however, were based on the factual representations provided by Equity Residential and AvalonBay to counsel and limited by the exceptions, assumptions and qualifications set forth therein, and if any such representations were or become inaccurate or incomplete, such opinions may be invalid and the conclusions reached therein could be jeopardized. The foregoing REIT opinions are not a guarantee that Equity Residential or AvalonBay, in fact, has qualified, or, in the case of the Company, will continue to qualify, as a REIT, nor are such opinions binding on the IRS and there can be no assurance that the IRS will not take a contrary position or that such position would not be sustained.

If, notwithstanding the opinions described above, the Company loses its REIT status, or either company is determined to have failed to qualify as a REIT in a prior year, it will face serious tax consequences that would substantially reduce the funds available for distribution to its shareholders, because:

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

Even if the Company retains its REIT status, if AvalonBay is determined to have lost its REIT status for a taxable year ending on or before the Merger, AvalonBay would be subject to adverse tax consequences similar to those described above. This could substantially reduce the Company’s funds available for distributions to shareholders, because, assuming that the Company otherwise maintains its REIT qualification:

•
The Company generally would be subject to U.S. federal corporate level income tax with respect to the built-in gain on each asset of AvalonBay existing at the time of the Merger if the Company were to dispose of the AvalonBay asset during the five-year period following the Merger;
•
The Company would succeed to any earnings and profits accumulated by AvalonBay for taxable periods that it did not qualify as a REIT, and the Company would have to pay a special dividend and/or employ applicable deficiency dividend procedures (including interest payments to the IRS) to eliminate such earnings and profits (or if the Company does not timely distribute those earnings and profits, the Company could fail to qualify as a REIT); and
•
If AvalonBay incurred any unpaid tax liabilities, including penalties and interest, prior to the Merger, those tax liabilities would be transferred to the Company as a result of the Merger.

If there is an adjustment to AvalonBay’s taxable income or dividends paid deductions, the Company could elect to use the deficiency dividend procedure in order to maintain AvalonBay’s REIT status. That deficiency dividend procedure could require the Company to make significant distributions to its shareholders and to pay significant interest to the IRS.

As a result of all these factors, the failure to qualify as a REIT could impair the Company’s ability to expand its business and raise capital, and would materially adversely affect the value of its Common Shares.

Mezzanine debt and preferred equity investments could cause us to incur expenses and experience delays in recovery, which could adversely affect our results of operations.

We make mezzanine loans to borrowers and obtain preferred equity interests in projects owned by third-party sponsors as part of our SIP. Some of these instruments may have some recourse to their borrower or sponsor, while others are limited to the collateral securing the loan or the right to remove the sponsor as manager of the venture in preferred equity investments. In the event of a default under these obligations, we may elect to take possession of the collateral securing these interests, or remove a sponsor from management of a preferred equity investment. Borrowers of mezzanine loans may contest our enforcement actions, including foreclosure, assignment in lieu of foreclosure, or other remedies, and sponsors may contest our removal actions. In addition, borrowers and sponsors may seek bankruptcy protection against such enforcement and/or bring claims for lender liability in response to actions to enforce their obligations to us, which could result in significant legal costs, delays, or limitations on our ability to realize the value of our investments. Declines in the value of the underlying properties may also prevent us from realizing an amount equal to our investment upon foreclosure or other remedies even if we make substantial improvements or repairs to maximize such properties’ investment potential.

We cannot be certain that our estimate of future credit losses will be adequate over time because of unanticipated adverse changes in the economy or events adversely affecting specific properties, assets, tenants, borrowers, industries in which our tenants and borrowers operate or markets in which our tenants and borrowers or their properties are located. The ultimate resolutions may differ from our expectation, and we could suffer losses that have a material adverse effect on our financial performance, the trading price of our securities and our ability to pay dividends and distributions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Common Shares Issued during the Three Months Ended September 30, 2026 (Vivmark Residential)

During the three months ended September 30, 2026, Vivmark issued 18,052 Common Shares in exchange for 18,052 OP Units held by various limited partners of ERPOP. OP Units are generally exchangeable into Common Shares on a one-for-one basis or, at the option of ERPOP, the cash equivalent thereof, at any time one year after the date of issuance. These shares were either registered under the Securities Act of 1933, as amended (the “Securities Act”), or issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act and the rules and regulations promulgated thereunder, as these were transactions by an issuer not involving a public offering. In light of the manner of the sale and information obtained by Vivmark from the limited partners in connection with these transactions, Vivmark believes it may rely on these exemptions.

Common Shares Repurchased during the Three Months Ended September 30, 2026

The Company repurchased and retired the following Common Shares during the three months ended September 30, 2026:

Period	Total Number of Common Shares Purchased (1)	Weighted Average Price Paid Per Share (4)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Shares that May Yet be Purchased Under the Plans or Programs (2) (3) (4)
July 1 - July 31, 2026	277	$68.18	—	14,681,740
August 1 - August 31, 2026	1,341	$66.46	—	8,156,451
September 1 - September 30, 2026	—	$—	—	8,156,451
Total	1,618	$66.75	—
(1)
Consists of Common Shares surrendered to the Company in connection with the exercise of stock options as payment of the exercise price, as well as for taxes associated with the vesting of restricted share grants and the conversion of performance awards to Common Shares.
(2)
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
(3)
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
(4)
Share and per share amounts for periods prior to the Merger Date are those of AvalonBay and share and per share amounts for those periods have been retroactively adjusted to reflect the Exchange Ratio.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2026, no trustee or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits – See the Exhibit Index.

EXHIBIT INDEX

The exhibits listed below are filed as part of this report. References to exhibits or other filings under the caption “Location” indicate that the exhibit or other filing has been filed, that the indexed exhibit and the exhibit referred to are the same and that the exhibit referred to is incorporated by reference. The Commission file numbers for our Exchange Act filings referenced below are 1-12252 (Vivmark Residential) and 0-24920 (ERP Operating Limited Partnership).

Exhibit	Description	Location
3.1	Articles of Amendment to the Declaration of Trust of Vivmark Residential.	Included as Exhibit 3.1 to Vivmark Residential's and ERP Operating Limited Partnership's Form 8-K dated and filed on August 17, 2026.

3.2

Composite restatement of Declaration of Trust of Vivmark Residential reflects the provisions of the Articles of Restatement of Vivmark Residential, dated December 9, 2004, as amended by the Articles of Amendment, dated August 17, 2026.

Attached herein.

3.3	Tenth Amended and Restated Bylaws of Vivmark Residential.	Included as Exhibit 3.2 to Vivmark Residential's and ERP Operating Limited Partnership's Form 8-K dated and filed on August 17, 2026.

4.1	Form of 4.950% Note due October 1, 2031.	Included as Exhibit 4.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated August 4, 2026, filed on August 6, 2026.

4.2	Form of 5.450% Note due October 1, 2036.	Included as Exhibit 4.2 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated August 4, 2026, filed on August 6, 2026.

4.3	Sixth Supplemental Indenture, dated as of August 17, 2026, by and among Canopy Merger Sub LLC, ERP Operating Limited Partnership and The Bank of New York Mellon, as trustee.	Included as Exhibit 4.1 to Vivmark Residential's and ERP Operating Limited Partnership's Form 8-K dated and filed on August 17, 2026.

4.4	Third Supplemental Indenture, dated as of August 17, 2026, by and among Canopy Merger Sub LLC, ERP Operating Limited Partnership and The Bank of New York Mellon, as trustee.	Included as Exhibit 4.2 to Vivmark Residential's and ERP Operating Limited Partnership's Form 8-K dated and filed on August 17, 2026.

4.5	Fourth Supplemental Indenture, dated as of August 17, 2026, by and among Canopy Merger Sub LLC, ERP Operating Limited Partnership and U.S. Bank Trust Company, National Association, as trustee.	Included as Exhibit 4.3 to Vivmark Residential's and ERP Operating Limited Partnership's Form 8-K dated and filed on August 17, 2026.

4.6	Indenture for Senior Debt Securities, dated as of January 16, 1998, between AvalonBay and State Street Bank and Trust Company, as trustee.	Included as Exhibit 4.4 to Vivmark Residential's and ERP Operating Limited Partnership's Form 8-K dated and filed on August 17, 2026.

4.7	Amended and Restated Third Supplemental Indenture, dated as of July 10, 2000 between AvalonBay Communities, Inc. and State Street Bank and Trust Company, as trustee.	Included as Exhibit 4.5 to Vivmark Residential's and ERP Operating Limited Partnership's Form 8-K dated and filed on August 17, 2026.

4.8	Fourth Supplemental Indenture, dated as of September 18, 2006, between AvalonBay Communities, Inc. and U.S. Bank National Association, as trustee.	Included as Exhibit 4.6 to Vivmark Residential's and ERP Operating Limited Partnership's Form 8-K dated and filed on August 17, 2026.

4.9	Fifth Supplemental Indenture, dated as of November 21, 2014, between AvalonBay Communities, Inc. and The Bank of New York Mellon, as trustee.	Included as Exhibit 4.7 to Vivmark Residential's and ERP Operating Limited Partnership's Form 8-K dated and filed on August 17, 2026.

4.10	Indenture for Debt Securities, dated as of February 23, 2018, between AvalonBay Communities, Inc. and The Bank of New York Mellon, as trustee.	Included as Exhibit 4.8 to Vivmark Residential's and ERP Operating Limited Partnership's Form 8-K dated and filed on August 17, 2026.

4.11	First Supplemental Indenture, dated as of March 26, 2018, between AvalonBay Communities, Inc. and The Bank of New York Mellon, as trustee.	Included as Exhibit 4.9 to Vivmark Residential's and ERP Operating Limited Partnership's Form 8-K dated and filed on August 17, 2026.

4.12	Second Supplemental Indenture, dated as of May 29, 2018, between AvalonBay Communities, Inc. and The Bank of New York Mellon, as trustee.	Included as Exhibit 4.10 to Vivmark Residential's and ERP Operating Limited Partnership's Form 8-K dated and filed on August 17, 2026.

4.13	Indenture for Debt Securities, dated as of February 23, 2024, between AvalonBay Communities, Inc. and U.S. Bank Trust Company, National Association, as trustee.	Included as Exhibit 4.11 to Vivmark Residential's and ERP Operating Limited Partnership's Form 8-K dated and filed on August 17, 2026.

4.14

First Supplemental Indenture, dated as of May 14, 2024, between AvalonBay Communities, Inc. and U.S. Bank Trust Company, National Association, as trustee, including the form of 5.350% senior notes due 2034.

Included as Exhibit 4.12 to Vivmark Residential's and ERP Operating Limited Partnership's Form 8-K dated and filed on August 17, 2026.

4.15

Second Supplemental Indenture, dated as of July 10, 2025, between AvalonBay Communities, Inc. and U.S. Bank Trust Company, National Association, as trustee, including the form of 5.000% senior notes due 2035.

Included as Exhibit 4.13 to Vivmark Residential's and ERP Operating Limited Partnership's Form 8-K dated and filed on August 17, 2026.

4.16

Third Supplemental Indenture, dated as of December 1, 2025, between AvalonBay Communities, Inc. and U.S. Bank Trust Company, National Association, as trustee, including the form of 4.350% senior notes due 2030.

Included as Exhibit 4.14 to Vivmark Residential's and ERP Operating Limited Partnership's Form 8-K dated and filed on August 17, 2026.

10.1*

Amendment No. 2 to Seventh Amended and Restated Revolving Loan Agreement, dated as of August 17, 2026, among AvalonBay Communities, Inc., ERP Operating Limited Partnership, Bank of America, N.A., as administrative agent, and the lenders party thereto.

Included as Exhibit 10.1 to Vivmark Residential's and ERP Operating Limited Partnership's Form 8-K dated and filed on August 17, 2026.

10.2*

Amendment No. 2 to Term Loan Agreement, dated as of August 17, 2026, among AvalonBay Communities, Inc., ERP Operating Limited Partnership, Truist Bank, as administrative agent, and the lenders party thereto.

Included as Exhibit 10.2 to Vivmark Residential's and ERP Operating Limited Partnership's Form 8-K dated and filed on August 17, 2026.

10.3	Form of Executive Retention Award Agreement.	Attached herein.

10.4	AvalonBay Communities, Inc. 2026 Equity Incentive Plan.	Included as Exhibit 4.4 to Vivmark Residential's Form S-8 filed on August 17, 2026.

10.5	AvalonBay Communities, Inc. Second Amended and Restated 2009 Equity Incentive Plan.	Included as Exhibit 4.5 to Vivmark Residential's Form S-8 filed on August 17, 2026.

10.6	Amended and Restated AvalonBay Communities, Inc. Deferred Compensation Plan, effective as of January 1, 2011.	Included as Exhibit 4.6 to Vivmark Residential's Form S-8 filed on August 17, 2026.

10.7	First Amendment to Amended and Restated AvalonBay Communities, Inc. Deferred Compensation Plan, effective as of November 7, 2011.	Included as Exhibit 4.7 to Vivmark Residential's Form S-8 filed on August 17, 2026.

10.8	Second Amendment to Amended and Restated AvalonBay Communities, Inc. Deferred Compensation Plan, effective as of November 15, 2012.	Included as Exhibit 4.8 to Vivmark Residential's Form S-8 filed on August 17, 2026.

31.1	Vivmark Residential – Certification of Benjamin W. Schall, Chief Executive Officer.	Attached herein.

31.2	Vivmark Residential – Certification of Kevin P. O'Shea, Chief Financial Officer.	Attached herein.

31.3	ERP Operating Limited Partnership – Certification of Benjamin W. Schall, Chief Executive Officer of Registrant’s General Partner.	Attached herein.

31.4	ERP Operating Limited Partnership – Certification of Kevin P. O'Shea, Chief Financial Officer of Registrant’s General Partner.	Attached herein.

32.1

Vivmark Residential – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Benjamin W. Schall, Chief Executive Officer of the Company.

Attached herein.

32.2

Vivmark Residential – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Kevin P. O'Shea, Chief Financial Officer of the Company.

Attached herein.

32.3

ERP Operating Limited Partnership – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Benjamin W. Schall, Chief Executive Officer of Registrant’s General Partner.

Attached herein.

32.4	ERP Operating Limited Partnership – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act	Attached herein.

of 2002, of Kevin P. O'Shea, Chief Financial Officer of Registrant’s General Partner.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules and exhibits have been omitted. The registrants hereby agree to furnish a copy of any omitted schedule or exhibit to the SEC upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIVMARK RESIDENTIAL

Date:	November 9, 2026	By:	/s/ Benjamin W. Schall
Benjamin W. Schall
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2026	By:	/s/ Kevin P. O'Shea
Kevin P. O'Shea
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

ERP OPERATING LIMITED PARTNERSHIP BY: VIVMARK RESIDENTIAL ITS GENERAL PARTNER

Date:	November 9, 2026	By:	/s/ Benjamin W. Schall
Benjamin W. Schall
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2026	By:	/s/ Kevin P. O'Shea
Kevin P. O'Shea
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)